Form 10QSB
period 2002-03-31
GOALTIMER INTERNATIONAL INC
filed 2002-05-20
CIK 1163612

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
March 31, 2002                                           000-49701


                          GOALTIMER INTERNATIONAL, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Wyoming                                         84-1159783
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                 231 W. Jamison Circle #5, Littleton, CO 80120
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (303) 734-0235


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                  Yes  X       No
                                     -----        ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  1,945,358 common shares as of March 31, 2002

                          GOALTIMER INTERNATIONAL, INC.

                              Financial Statements
                    For the Three Months Ended March 31, 2002

                                   (Unaudited)

                           Michael Johnson & Co., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                              Telephone: (303) 796-0099
Member: A.I.C.P.A.                                     Fax: (303) 796-0137
Colorado Society of C.P.A.s





           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Goaltimer International, Inc.


We have reviewed the accompanying balance sheet of Goaltimer International, Inc. as of March 31, 2002 and the related statements of operations and cash flows for the three months ended March 31, 2002 and 2001, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 28, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
April 22, 2002



                                 GOALTIMER INTERNATIONAL, INC.
                                         Balance Sheets
                                          (Unaudited)



                                                                           March 31,              December 31,
ASSETS                                                                       2002                     2001
                                                                         --------------           --------------
Current Assets:
     Cash                                                                          $ -                      $ -
                                                                         --------------           --------------
     Total Current Assets                                                            -                        -
                                                                         --------------           --------------

TOTAL ASSETS                                                                       $ -                      $ -
                                                                         ==============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable - trade                                                 $ 72,012                 $ 72,012
     Accrued Interest Payable                                                        -                   35,442
     Notes Payable                                                                   -                   60,800
                                                                         --------------           --------------
     Total Current Liabilities                                                 169,394                  168,254
                                                                         --------------           --------------

Stockholders' Equity:
     Common Stock, no par value, 2,000,000 shares
      authorized, 1,945,358 and 1,882,228, issued and outstanding
      at March 31, 2002 and December 31, 2001, respectively                  1,057,015                  960,773
     Retained Deficit                                                       (1,129,027)              (1,129,027)
                                                                         --------------           --------------
     Total Stockholders' Equity                                                (72,012)                (168,254)
                                                                         --------------           --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ -                      $ -
                                                                         ==============           ==============


                        See accountant's review report.



                         GOALTIMER INTERNATIONAL, INC.
                            Statements of Operations
                                  (Unaudited)



                                                                 Three Months Ended
                                                                      March 31,
                                                            2002                   2001
                                                       ----------------      ------------------
REVENUES:                                                          $ -                     $ -

EXPENSES:
      Selling and Marketing                                          -                       -
      General and Administrative                                     -                       -
                                                       ----------------      ------------------
      Total Expenses                                                 -                       -
                                                       ----------------      ------------------
OTHER REVENUES & EXPENSES:
      Interest Expense                                               -                  (1,140)
      Interest Income                                                -                       -
      Loss on Investments                                            -                       -
                                                       ----------------      ------------------
      Total Other Revenues & Expenses                                -                  (1,140)
                                                       ----------------      ------------------
NET INCOME (LOSS)                                                    -                $ (1,140)
                                                       ================      ==================

Per Share Information:
      Weighted average number
      of common shares outstanding                           1,903,272               1,882,228
                                                       ----------------      ------------------
Net Loss per common share                                            *                       *
                                                       ================      ==================
      * - Less than -$.001 per share


                        See accountant's review report.


                                         GOALTIMER INTERNATIONAL, INC.
                            Statements of Changes in Stockholders' Equity (Deficit)
                                                  (Unaudited)



                                                                                                 Retained              Total
                                                        Common Stock                             Earnings          Stockholders'
                                                           Shares              Amount            (Deficit)            Equity
                                                     -------------------   ----------------   ----------------   ------------------
Balance - December 31, 1998                                   1,882,228          $ 960,773        $(1,115,347)          $ (154,574)

Net Loss                                                              -                  -             (4,560)              (4,560)
                                                     -------------------   ----------------   ----------------   ------------------
Balance -  December 31, 1999                                  1,882,228            960,773         (1,119,907)            (159,134)
                                                     -------------------   ----------------   ----------------   ------------------
Net Loss                                                              -                  -             (4,560)              (4,560)
                                                     -------------------   ----------------   ----------------   ------------------
Balance - December 31, 2000                                   1,882,228            960,773         (1,124,467)            (163,694)
                                                     -------------------   ----------------   ----------------   ------------------
Net Loss                                                              -                  -             (4,560)              (4,560)
                                                     -------------------   ----------------   ----------------   ------------------
Balance -  December 31, 2001                                  1,882,228            960,773         (1,129,027)            (168,254)
                                                     -------------------   ----------------   ----------------   ------------------
Stock issued for cancellation of debt                            63,130             96,242                  -               96,242
Net Loss                                                              -                  -                  -                    -
                                                     -------------------   ----------------   ----------------   ------------------
Balance -  March 31, 2002                                     1,945,358         $1,057,015        $(1,129,027)          $  (72,012)
                                                     ===================   ================   ================   ==================


                        See accountant's review report.


                            GOALTIMER INTERNATIONAL, INC.
               Statements of Changes in Stockholders' Equity (Deficit)
                                     (Unaudited)



                                                                             Three Months Ended
                                                                                   March 31,
                                                                          2002                 2001
                                                                     ----------------      --------------
Cash Flows from Operating Activities:
       Net Loss                                                             $      -            $ (1,140)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
         Changes in Assets & Liabilities:
         Increase in Accounts Payable                                              -                   -
         Increase in Accrued Expenses                                              -               1,140
                                                                     ----------------      --------------
Net Cash Used In Operating Activities                                              -                   -
                                                                     ----------------      --------------
Cash Flows from Investing Activities
       Capital expenditures                                                        -                   -
                                                                     ----------------      --------------
Cash Flows Used In Investing Activities                                            -                   -
                                                                     ----------------      --------------
Cash Flows from Financing Activities
       Proceeds from stock issuance                                                -                   -
       Short-term borrowings                                                       -                   -
       Note principal payments                                                     -                   -
                                                                     ----------------      --------------
Cash Flows Provided By Financing Activities                                        -                   -
                                                                     ----------------      --------------
Net (Decrease) Increase in Cash and Cash Equivalents                               -                   -

Cash and Cash Equivalents at Beginning of Period                                   -                   -
                                                                     ----------------      --------------
Cash and Cash Equivalents at End of Period                                       $ -                 $ -
                                                                     ================      ==============

Supplemental Information:
       Interest Paid                                                             $ -                 $ -
                                                                     ================      ==============
       Income Taxes Paid                                                         $ -                 $ -
                                                                     ================      ==============

Non-cash investing and financing activities:
        Issuance of common stock in exchange for
        cancellation of indebtedness, inclduing accrued
        interest                                                             $63,130                 $ -
                                                                     ================      ==============


                        See accountant's review report.

                          GOALTIMER INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Goaltimer International, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002 COMPARED TO THE SAME QUARTER IN 2001

     The Company had no revenues in the quarter in 2002 or 2001. The Company incurred no expenses in the quarter in 2002 compared to $1,140 in interest expenses on debt in 2001. The Company had no profit/loss in the quarter in 2002 but had a loss of ($1,140) in the quarter or 2001. The loss per share was none in 2002 and nominal in 2001.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has no liquid assets or cash. Its sole capital resources are its shares of stock with which to make private placements. The Company may need to borrow funds from shareholders to meet expenses, but no shareholder has committed to loan any monies.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  The Company issued 63,130 common shares in satisifaction of old debt.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were made for the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2002



                                              GOALTIMER INTERNATIONAL, INC.



                                              /s/ Leland Watson, II
                                              -----------------------------
                                              Leland Watson, II, President