Form 10QSB/A
period 2002-03-31
GOALTIMER INTERNATIONAL INC
filed 2002-08-19
CIK 1163612

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                  FORM 10QSB/A



                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
------------------                                ----------------------
March 31, 2002                                           000-49701


                          GOALTIMER INTERNATIONAL, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Wyoming                                         84-1159783
---------------------------------                        -------------------
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


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
April 22, 2002



                                 GOALTIMER INTERNATIONAL, INC.
                                         Balance Sheets
                                          (Unaudited)



                                                                           March 31,              December 31,
ASSETS                                                                       2002                     2001
                                                                         --------------           --------------
Current Assets:
     Cash                                                                          $ -                      $ -
                                                                         --------------           --------------
     Total Current Assets                                                            -                        -
                                                                         --------------           --------------

TOTAL ASSETS                                                                       $ -                      $ -
                                                                         ==============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Accounts Payable - trade                                                 $ 72,012                 $ 72,012
     Accrued Interest Payable                                                        -                   35,442
     Notes Payable                                                                   -                   60,800
                                                                         --------------           --------------
     Total Current Liabilities                                                  72,012                  168,254
                                                                         --------------           --------------


Stockholders' Equity:
     Common Stock, no par value, 2,000,000 shares
      authorized, 1,945,358 and 1,882,228, issued and outstanding
      at March 31, 2002 and December 31, 2001, respectively                  1,057,015                  960,773
     Retained Deficit                                                       (1,129,027)              (1,129,027)
                                                                         --------------           --------------
     Total Stockholders' Equity                                                (72,012)                (168,254)
                                                                         --------------           --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ -                      $ -
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


Date: August 19, 2002




                                              GOALTIMER INTERNATIONAL, INC.



                                              /s/ Leland Watson, II
                                              -----------------------------
                                              Leland Watson, II, President