Form 10QSB
period 2002-06-30
GOALTIMER INTERNATIONAL INC
filed 2002-08-19
CIK 1163612

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                  Commission File Number
------------------                                 ----------------------
June 30, 2002                                            000-49701


                          GOALTIMER INTERNATIONAL, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                        84-1159783
---------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                 231 W. Jamison Circle #15, Littleton, CO 80120
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                   1,945,358 common shares as of June 30, 2002

                          GOALTIMER INTERNATIONAL, INC.

                              Financial Statements
                     For the Six Months Ended June 30, 2002

                                   (Unaudited)

                           Michael Johnson & Co., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                              Telephone: (303) 796-0099
Member: A.I.C.P.A.                                     Fax: (303) 796-0137
Colorado Society of C.P.A.s





           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Goaltimer International, Inc.


We have reviewed the accompanying balance sheet of Goaltimer International, Inc. as of June 30, 2002 and the related statements of operations and cash flows for the six months ended June 30, 2002 and 2001, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 28, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
April 22, 2002



                                 GOALTIMER INTERNATIONAL, INC.
                                         Balance Sheets
                                          (Unaudited)



                                                                           June 31,               December 31,
ASSETS                                                                       2002                     2001
                                                                         --------------           --------------
Current Assets:
     Cash                                                                          $ -                      $ -
                                                                         --------------           --------------
     Total Current Assets                                                            -                        -
                                                                         --------------           --------------

TOTAL ASSETS                                                                       $ -                      $ -
                                                                         ==============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable - trade                                                 $ 72,012                 $ 72,012
     Accrued Interest Payable                                                        -                   35,442
     Notes Payable                                                                   -                   60,800
                                                                         --------------           --------------
     Total Current Liabilities                                                  72,012                  168,254
                                                                         --------------           --------------

Stockholders' Equity:
     Common Stock, no par value, 2,000,000 shares
      authorized, 1,945,358 and 1,882,228, issued and outstanding
      at June 30, 2002 and December 31, 2001, respectively                   1,057,015                  960,773
     Retained Deficit                                                       (1,129,027)              (1,129,027)
                                                                         --------------           --------------
     Total Stockholders' Equity                                                (72,012)                (168,254)
                                                                         --------------           --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ -                      $ -
                                                                         ==============           ==============


                        See accountant's review report.



                         GOALTIMER INTERNATIONAL, INC.
                            Statements of Operations
                                   (Unaudited)



                                                              Six Months Ended                              Three Months Ended
                                                                   June 30,                                      June 30,
                                                        2002                   2001                    2002                   2001
                                                   ----------------      ------------------          --------                -------
REVENUES:                                                      $ -                     $ -               $ -                    $ -

EXPENSES:
      Selling and Marketing                                      -                       -                 -                      -
      General and Administrative                                 -                       -                 -                      -
                                                   ----------------      ------------------          --------               --------
      Total Expenses                                             -                       -                 -                      -
                                                   ----------------      ------------------          --------               --------
OTHER REVENUES & EXPENSES:
      Interest Expense                                           -                  (2,280)                -                 (2,280)
      Interest Income                                            -                       -
      Loss on Investments                                        -                       -                 -                      -
                                                   ----------------      ------------------          --------              ---------
      Total Other Revenues & Expenses                            -                  (2,280)                -                 (2,280)
                                                   ----------------      ------------------          --------              ---------
NET INCOME (LOSS)                                                -                $ (2,280)                -               $ (2,280)
                                                   ================      ==================          ========              =========

Per Share Information:
      Weighted average number
      of common shares outstanding                       1,903,272               1,882,228         1,903,272              1,882,228
                                                   ----------------      ------------------        ----------             ----------
Net Loss per common share                                        *                       *                 *                      *
                                                   ================      ==================        ==========             ==========
      * - Less than -$.001 per share


                        See accountant's review report.


                                         GOALTIMER INTERNATIONAL, INC.
                            Statements of Changes in Stockholders' Equity (Deficit)
                                                  (Unaudited)



                                                                                                 Retained              Total
                                                        Common Stock                             Earnings          Stockholders'
                                                           Shares              Amount            (Deficit)            Equity
                                                     -------------------   ----------------   ----------------   ------------------
Balance - December 31, 1998                                   1,882,228          $ 960,773        $(1,115,347)          $ (154,574)

Net Loss                                                              -                  -             (4,560)              (4,560)
                                                     -------------------   ----------------   ----------------   ------------------
Balance -  December 31, 1999                                  1,882,228            960,773         (1,119,907)            (159,134)
                                                     -------------------   ----------------   ----------------   ------------------
Net Loss                                                              -                  -             (4,560)              (4,560)
                                                     -------------------   ----------------   ----------------   ------------------
Balance - December 31, 2000                                   1,882,228            960,773         (1,124,467)            (163,694)
                                                     -------------------   ----------------   ----------------   ------------------
Net Loss                                                              -                  -             (4,560)              (4,560)
                                                     -------------------   ----------------   ----------------   ------------------
Balance -  December 31, 2001                                  1,882,228            960,773         (1,129,027)            (168,254)
                                                     -------------------   ----------------   ----------------   ------------------
Stock issued for cancellation of debt                            63,130             96,242                  -               96,242
Net Loss                                                              -                  -                  -                    -
                                                     -------------------   ----------------   ----------------   ------------------
Balance -  June 30, 2002                                      1,945,358         $1,057,015        $(1,129,027)          $  (72,012)
                                                     ===================   ================   ================   ==================


                        See accountant's review report.


                            GOALTIMER INTERNATIONAL, INC.
               Statements of Changes in Stockholders' Equity (Deficit)
                                   (Unaudited)



                                                                              Six Months Ended
                                                                                   June 30,
                                                                          2002                 2001
                                                                     ----------------      --------------
Cash Flows from Operating Activities:
       Net Loss                                                             $      -            $ (2,280)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
         Changes in Assets & Liabilities:
         Increase in Accounts Payable                                              -                   -
         Increase in Accrued Expenses                                              -               2,280
                                                                     ----------------      --------------
Net Cash Used In Operating Activities                                              -                   -
                                                                     ----------------      --------------
Cash Flows from Investing Activities
       Capital expenditures                                                        -                   -
                                                                     ----------------      --------------
Cash Flows Used In Investing Activities                                            -                   -
                                                                     ----------------      --------------
Cash Flows from Financing Activities
       Proceeds from stock issuance                                                -                   -
       Short-term borrowings                                                       -                   -
       Note principal payments                                                     -                   -
                                                                     ----------------      --------------
Cash Flows Provided By Financing Activities                                        -                   -
                                                                     ----------------      --------------
Net (Decrease) Increase in Cash and Cash Equivalents                               -                   -

Cash and Cash Equivalents at Beginning of Period                                   -                   -
                                                                     ----------------      --------------
Cash and Cash Equivalents at End of Period                                       $ -                 $ -
                                                                     ================      ==============

Supplemental Information:
       Interest Paid                                                             $ -                 $ -
                                                                     ================      ==============
       Income Taxes Paid                                                         $ -                 $ -
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

                          GOALTIMER INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Goaltimer International, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002, and the results of operations and cash flows for the six months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2002 COMPARED TO THE SAME QUARTER IN 2001

     The Company had no revenues in the quarter in 2002 or 2001. The Company incurred no expenses in the quarter in 2002 compared to $1,140 in interest expenses on debt in 2001. The Company had no profit/loss in the quarter in 2002 but had a loss of ($1,140) in the quarter or 2001. The loss per share was none in 2002 and nominal in 2001.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2001

     The Company had no revenues in the six months in 2002 or 2001. The Company incurred no expenses in the six months in 2002 and none in the period in 2001, except for accrual of interest upon debt of $2,280. The Company had no profit or loss in the period in 2002 as compared to a loss of $2,280 in the period in 2001. There was no profit/loss per share in the period in 2002 compared to a nominal loss per share in 2001 in the period.


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

                  None

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