Form 10QSB/A
period 2002-06-30
GOALTIMER INTERNATIONAL INC
filed 2002-09-04
CIK 1163612

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

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


                  a.    Exhibits - Exhibit 99.14

                  b. Reports on Form 8-K - No reports on Form 8-K were made for the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 30, 2002




                                              GOALTIMER INTERNATIONAL, INC.


                                              /s/ Leland Watson, II
                                              -----------------------------
                                              Leland Watson, II, President