Form 10QSB
period 2002-09-30
GOALTIMER INTERNATIONAL INC
filed 2002-11-08
CIK 1163612

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

                1,945,358 common shares as of September 30, 2002

                          GOALTIMER INTERNATIONAL, INC.

                              Financial Statements
                  For the Nine Months Ended September 30, 2002

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137




           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Goaltimer International, Inc.
Denver, Colorado

We have reviewed the accompanying balance sheet of Goaltimer International, Inc. as of September 30, 2002 and the related statements of operations for the three month and nine month periods ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 28, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
November 4, 2002


                             GOALTIMER INTERNATIONAL, INC.
                                     Balance Sheets
                                      (Unaudited)


                                                                         September 30,            December 31,
ASSETS                                                                       2002                     2001
                                                                         --------------           --------------
Current Assets:
     Cash                                                                          $ -                      $ -
                                                                         --------------           --------------
     Total Current Assets                                                            -                        -
                                                                         --------------           --------------

TOTAL ASSETS                                                                       $ -                      $ -
                                                                         ==============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable - trade                                                 $ 72,012                 $ 72,012
     Accrued Interest Payable                                                        -                   35,442
     Notes Payable                                                                   -                   60,800
                                                                         --------------           --------------
     Total Current Liabilities                                                  72,012                  168,254
                                                                         --------------           --------------

Stockholders' Equity:
     Common Stock, no par value, 2,000,000 shares
      authorized,  1,945,358 and 1,882,228, issued and outstanding
      at September 30, 2002 and December 31, 2001, respectively              1,057,015                  960,773
     Retained Deficit                                                       (1,129,027)              (1,129,027)
                                                                         --------------           --------------
     Total Stockholders' Equity                                                (72,012)                (168,254)
                                                                         --------------           --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ -                      $ -
                                                                         ==============           ==============



                        See accountant's review report.



                                 GOALTIMER INTERNATIONAL, INC.
                                    Statements of Operations
                                          (Unaudited)


                                                          Three Months Ended                      Nine Months Ended
                                                             September 30,                          September 30,
                                                        2002              2001                 2002              2001
                                                   ---------------   ----------------      --------------    --------------
REVENUES:                                                     $ -                $ -                 $ -               $ -

EXPENSES:
      Selling and Marketing                                     -                  -                   -                 -
      General and Administrative                                -                  -                   -                 -
                                                   ---------------   ----------------      --------------    --------------
      Total Expenses                                            -                  -                   -                 -
                                                   ---------------   ----------------      --------------    --------------
OTHER REVENUES & EXPENSES:
      Interest Expense                                          -             (1,140)                  -            (3,420)
      Interest Income                                           -                  -                   -                 -
      Loss on Investments                                       -                  -                   -                 -
                                                   ---------------   ----------------      --------------    --------------
      Total Other Revenues & Expenses                           -             (1,140)                  -            (3,420)
                                                   ---------------   ----------------      --------------    --------------
NET INCOME (LOSS)                                             $ -           $ (1,140)                $ -          $ (3,420)
                                                   ===============   ================      ==============    ==============

Per Share Information:
      Weighted average number
      of common shares outstanding                      1,903,272          1,882,228           1,903,272         1,882,228
                                                   ---------------   ----------------      --------------    --------------
Net Loss per common share                                     $ -                  *                 $ -                 *
                                                   ===============   ================      ==============    ==============
      * - Less than -$.001 per share



                        See accountant's review report.


                            GOALTIMER INTERNATIONAL, INC.
                               Statements of Cash Flows
                                     (Unaudited)


                                                                              Nine Months Ended
                                                                                 September 30,
                                                                          2002                 2001
                                                                     ----------------      --------------
Cash Flows from Operating Activities:
       Net Loss                                                                  $ -            $ (3,420)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
         Changes in Assets & Liabilities:
         Increase in Accounts Payable                                              -                   -
         Increase in Accrued Expenses                                              -               3,420
                                                                     ----------------      --------------
Net Cash Used In Operating Activities                                              -                   -
                                                                     ----------------      --------------
Cash Flows from Investing Activities
       Capital expenditures                                                        -                   -
                                                                     ----------------      --------------
Cash Flows Used In Investing Activities                                            -                   -
                                                                     ----------------      --------------
Cash Flows from Financing Activities
       Proceeds from stock issuance                                                -                   -
       Short-term borrowings                                                       -                   -
       Note principal payments                                                     -                   -
                                                                     ----------------      --------------
Cash Flows Provided By Financing Activities                                        -                   -
                                                                     ----------------      --------------
Net (Decrease) Increase in Cash and Cash Equivalents                               -                   -

Cash and Cash Equivalents at Beginning of Period                                   -                   -
                                                                     ----------------      --------------
Cash and Cash Equivalents at End of Period                                       $ -                 $ -
                                                                     ================      ==============

Supplemental Information:
       Interest Paid                                                             $ -                 $ -
                                                                     ================      ==============
       Income Taxes Paid                                                         $ -                 $ -
                                                                     ================      ==============


Non-cash investing and financing activities:
       Issuance of common stock in exchange for
        cancellation of indebtedness, including accrued                     $ 63,130                 $ -
                                                                     ================      ==============
        interest



                        See accountant's review report.


                                         GOALTIMER INTERNATIONAL, INC.
                            Statements of Changes in Stockholders' Equity (Deficit)
                                                  (Unaudited)

                                                                                                 Retained              Total
                                                                  Common Stock                   Earnings          Stockholders'
                                                           Shares              Amount            (Deficit)            Equity
                                                     -------------------   ----------------   ----------------   ------------------
Balance - December 31, 1998                                   1,882,228          $ 960,773        $(1,115,347)          $ (154,574)

Net Loss                                                              -                  -             (4,560)              (4,560)
                                                     -------------------   ----------------   ----------------   ------------------
Balance -  December 31, 1999                                  1,882,228  -         960,773  -      (1,119,907) -          (159,134)
                                                     -------------------   ----------------   ----------------   ------------------
Net Loss                                                              -                  -             (4,560)              (4,560)
                                                     -------------------   ----------------   ----------------   ------------------
Balance - December 31, 2000                                   1,882,228            960,773         (1,124,467)            (163,694)
                                                     -------------------   ----------------   ----------------   ------------------
Net Loss                                                              -                  -             (4,560)              (4,560)
                                                     -------------------   ----------------   ----------------   ------------------
Balance -  December 31, 2001                                  1,882,228            960,773         (1,129,027)            (168,254)
                                                     -------------------   ----------------   ----------------   ------------------
Stock issued for cancellation of debt                            63,130             96,242                  -               96,242
Net Loss                                                              -                  -                  -                    -
                                                     -------------------   ----------------   ----------------   ------------------
Balance -  September 30, 2002                                 1,945,358         $1,057,015        $(1,129,027)           $ (72,012)
                                                     ===================   ================   ================   ==================



                        See accountant's review report.

                          GOALTIMER INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   Presentation of Interim Information

     In the opinion of the management of Goaltimer International, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three months and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO THE SAME QUARTER IN 2001

     The Company had no revenues in the quarter in 2002 or 2001. The Company incurred no expenses in the quarter in 2002 or 2001. The Company had no profit/loss in the quarter in 2002 but had a loss of ($1,140) in the quarter or 2001. The loss per share was none in 2002 and nominal in 2001.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2001

     The Company had no revenues in the nine months in 2002 or 2001. The Company incurred no expenses in the nine months in 2002 compared to ($3,420) in the period in 2001. The Company had no profit or loss in the period in 2002 as compared to a loss of $3,420 in the period in 2001. There was no profit/loss per share in the period in 2002 and nominal in 2001.


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

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

     In May 2002, the shareholders of the Company approved the increase in shares at $.0001. The Company has filed the Amendment to the Articles of Incorporation reflecting such authorization of November 1, 2002.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.    Exhibits -

                                Exhibit 99.14

                                Exhibit 3.5   Amendment to Articles of
                                              Incorporation

                  b. Reports on Form 8-K - No reports on Form 8-K were made for the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2002



                                              GOALTIMER INTERNATIONAL, INC.


                                              /s/ Leland Watson, II
                                              -----------------------------
                                              Leland Watson, II, President