Form 10KSB
period 2002-12-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2003-03-07
CIK 1163612

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-49701

                          For the Year ended 12/31/02

                          GOALTIMER INTERNATIONAL, INC

Colorado                                                             84-1159783
(Incorporation)                                                     (IRS Number)

                  231 W. Jamison Circle #15, Littleton Co 80120

             (Address  of  principal  executive  offices)(Zip  Code)

Registrant's  telephone  number,  including  area  code:         (303)  734-0235

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

Securities  registered  pursuant  to Section 12(g) of the Act:     Common Equity
Voting  Stock

As  of  3/06/03,  99,963,725.  Common  shares  issued  and  outstanding

As of 3/06/03, 44,804,114 shares of shares of Common Stock were held by non-affiliates, with a market value calculated at $44,804,114, based on closing low bid of $1.00 per share on March 6, 2003.

Yes[] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[] (Indicate by check mark whether if disclosure of delinquent filers (229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                                           Exhibit  Index  is  found  on  page

INTRODUCTION                                                                   3

PART  I                                                                        3

ITEM  1.  Description  of  Business                                            3
      (a)  Historical  Information                                             3
      (b)  Our  Business  History                                              3
      (c)  Employees                                                           3
      (d)  Risk  of  Business  Acquisition  Failure                            3
      (e)  Our  Probable  Acquisition                                          4

ITEM  2.  Description  of  Property                                            4

ITEM  3.  Legal  Proceedings                                                   4

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          4

PART  II                                                                       5

ITEM  5.  Market  for  Common  Equity  and  Stockholder  Matters               5
      (a)  Market  Information                                                 5
      (b)  Holders                                                             5
      (c)  Dividends                                                           5
      (d)  Sales  of  Unregistered  Common  Stock                              5

ITEM  6.  Management's  Discussion  and  Analysis  or Plan of Operation        5
      (a)  Plan  of  Operation:  Next  Twelve  Months                          5
      (b)  Results  of  Operations                                             5

ITEM  7.  Financial  Statements                                                6
      (a)  Audit  Committee                                                    6
      (b)  Financial  Statements                                               6

ITEM  8.  Changes  In  and  Disagreements  With  Accountants
     on  Accounting  and  Financial  Disclosure                                6

PART  III                                                                      6

ITEM  9.  Directors and Executive Officers, Promoters and Control Persons      6

ITEM  10.  Executive  Compensation                                             7

ITEM  11.  Security Ownership of Certain Beneficial Owners and Management      8
      (a)  Changes  in  Control                                                8

ITEM  12.  Certain  Relationships  and  Related  Transactions                  9

ITEM  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K    9
      (a)  Financial  Statements                                               9
      (b)  Form  8-K  Reports                                                  9
      (c)  Exhibits                                                            9

     INTRODUCTION

     This Reporting Company has elected to refer to itself, whenever possible, by normal English pronouns, such as "We", "Us" and "Our".

     This Form 10-KSB may contain forward-looking statements. Such statements include statements concerning plans, objectives, goals, strategies, future events, results or performances, and underlying assumptions that are not statements of historical fact. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements which reflect our current views, with respect to future events or results and future financial performance. Certain words indicate forward-looking statements, words like "believe", "expect", "anticipate", "intends", "estimates", "forecast", "projects", and similar expressions.

     PART  IPART  I


     ITEM  1.  DESCRIPTION  OF  BUSINESS1.  DESCRIPTION  OF  BUSINESS.

 (A) HISTORICAL INFORMATION(A) As of the end of the current fiscal year, as reflected in the Audited Financial Statements provided herewith. Certain preliminary actions were authorized in December of 2002, tentatively but were deemed effected in January of 2003. Accordingly, the following analysis includes material subsequent events, to provide the most current information.

      On or about December 19, 2002, the company authorized, latter issued (and later cancelled) 1,500,000 (pre-split) new investment shares (136,363 shares post-reverse), for interim control purposes only. The company effected a reverse split, eleven to one, such that our previous 3,485,358 shares outstanding became 316,851, less 23 shares for rounding. About December 23, 2002, the company authorized and later issued 60,000,000 new investment acquisition shares for the shareholders of Cyber Technology Group Holdings, Ltd., the companies new wholly owned subsidiary. Control of the parent issuer then passed to the shareholders of the acquired subsidiary, tentatively and prospectively, on or about January 8, 2003.

     The company then authorized and later issued a total of 39,806,786 shares, pursuant to registration under the Securities Act of 1933, and our interim and other affiliate cancelled 160,000 post-reverses shares.



     The result was 99,963,725 shares of common stock issued and outstanding, as of March 6, 2003.

 (B) OUR BUSINESS HISTORY(B) OUR BUSINESS HISTORY. We have no current business. We have no day-to-day operations. Our officers and directors have devoted only insubstantial time and attention to our affairs for the recent twelve months, for the reason that only such attention has not been required. We are and have been substantially dormant and inactive. Our strategic intention is and has been to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. We will report a probable acquisition in the Annual Report.

 (C) EMPLOYEES(C) EMPLOYEES. We have no employees, other than our officers and directors. We are a development stage company. Management's plan is, and has been, to employ consultants, attorney's and accountants, as independent contractors, as needed for necessary corporate care and maintenance. We have no anticipation of a change in this policy, except as may result should our probable acquisition ripen into fruition.

 (D) RISK OF BUSINESS ACQUISITION FAILURE(D) RISK OF BUSINESS ACQUISITION FAILURE. Our probable acquisition is in no way certain to succeed. Even if successful, there are myriad risks of business failure.

     Other better capitalized firms are engaged in the search for acquisitions or business combinations which firms may be able to offer more and may be more attractive to acquisition candidates. There is no compelling reason why we should be preferred over other reverse-acquisition public corporation candidates. We have no significant pool of cash we can offer and no capital formation incentive for our selection. We have a limited shareholder base insufficient for acquisition target wishing to proceed for application to NASDAQ. In comparison to other public shell companies we are unimpressive, in the judgment of management, and totally lacking in unique features which would make us attractive or competitive. It is possible, and would not be considered unusual, for a probable acquisition to fail.

     One side or both may find features or anticipated consequences of the acquisition that might cause them to withdraw from proceeding. The acquisition appears to be going forward, but the business acquired may yet fail. The transaction has reportedly closed. Caution is yet indicated. Experience teaches that even the formal closing of such transactions does not insure that the substance of the transaction will in fact materialize.

 (E) OUR PROBABLE ACQUISITION(E) OUR PROBABLE ACQUISITION. On December 12, 2002, our shareholders approved the Share Exchange of Cyber Technology Group Holdings, Ltd., a British Virgin Islands Corporation, for 60,000,000 New Investment Shares of common stock, following the effectiveness of the most recent 11 to 1 Reverse Split of our common stock. The closing occurred January 8, 2003, following the end of the current reporting period. Please refer to Schedule 14C and 14F/14F-1/A filed in the last 60 days, and to Form 8-K's dated December 13, 2002 and January 24, 2003, for detailed information about Cyber, its people and its plans. As of the date of this Report, that acquisition is deemed highly probable but not certain or definite.


     ITEM  2.  DESCRIPTION  OF  PROPERTYITEM  2.  DESCRIPTION  OF  PROPERTY.

     We have no property. We maintain no office or other facilities. We maintain a mailing address at 231 W. Jamison #5, Littleton CO 80120, which is our President's mailing address. We pay no rent or fee for the incidental, non-exclusive use of our President's mailing address.


     ITEM  3.  LEGAL  PROCEEDINGS3.  LEGAL  PROCEEDINGS.

     There are no legal proceedings pending, threatened or suspected, by or against our Corporation, as of the preparation of this Report.


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A Meeting was held on December 12, 2002, of the shareholder or shareholder representatives constituting 71.6% of all shares issued and outstanding and entitled to vote.

     PROPOSAL 1: To Authorize a change of the corporate name, to a substantially similar name to the name of Pacific Vegas Global Strategies, Inc., in the discretion of management.

     PROPOSAL 2: To Amend the Articles of Incorporation to increase the authorized capital from 100,000,000 shares of common stock, to 500,000,000 shares of common stock with no par value.

     PROPOSAL 3: To Amend the Articles of Incorporation to eliminate the requirement of 67 percent (of all shares entitled to vote) for approval for certain shareholder actions, and in place to require only a simple majority (of all shares entitled to vote).

     PROPOSAL 4: To Authorize a reverse split of the common stock, by which each 11 shares shall become one share; provided that no shareholder shall be reversed below 100 shares, and no shareholder owning less than 100 shares shall be reversed. Fractional shares will be rounded up to the next whole share.

                                      PART II


     ITEM 5. MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS5. MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.

 (A) MARKET INFORMATION(A) MARKET INFORMATION. The Company, has one class of securities, Common Stock. The Company's Securities may be quoted on the OTCBB (Over-The-Counter Bulletin Board), only in the first quarter of 2003. No stability of market price or value should be inferred from our acceptance for OTCBB quotation. Quotations for, and transactions in our securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short.

 (B) HOLDERS(B) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 2002 and March 6, 2003, was approximately 103.

 (C) DIVIDENDS(C) DIVIDENDS. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

 (D) SALES OF UNREGISTERED COMMON STOCK(D) SALES OF UNREGISTERED COMMON STOCK. About December 23, 2002, we issued 60,000,000 new investment acquisition shares for the shareholders of Cyber Technology Group Holdings, Ltd., our new wholly owned subsidiary. Control of this our parent issuer then passed to the shareholders of the acquired subsidiary.


     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Management's discussion and analysis is intended to be read in conjunction with our audited financial statements and the notes attached to them. The following statements may be forward looking in nature and actual results may differ from forward looking statements.

 (A) PLAN OF OPERATION: NEXT TWELVE MONTHS(A) PLAN OF OPERATION: NEXT TWELVE MONTHS. We have had no current business or day-to-day operations as of the close of this fiscal year and the date of this report. Our officers and directors devote only insubstantial time and attention to our affairs at the present time, for the reason that only such attention is presently required. We are substantially dormant and inactive. Our plan for the next twelve months is to develop the business of our acquired subsidiary. We are unable to predict when or if we may require more funding, or when our new business, if all closing and consummation of our acquisition does proceed, when or if we will begin to operate profitably.

 (B) RESULTS OF OPERATIONS(B) RESULTS OF OPERATIONS. We had no revenues in 2002, 2001. We had General Administrative Expenses of $500 in 2002, and none in 2001. We had an Interest Expense of $4580 in 2001 and none in 2002. We have bee substantially dormant for the last two years.

     ITEM  7.  FINANCIAL  STATEMENTS7.  FINANCIAL  STATEMENTS.

 (A) AUDIT COMMITTEE(A) AUDIT COMMITTEE. The Audit Committee of this Corporation for this fiscal year consists of the our Board of Directors. Management is responsible for our internal controls and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent accountants also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2002 be included and filed with the Securities and Exchange Commission.

 (B) FINANCIAL STATEMENTS(B) FINANCIAL STATEMENTS. Audited Financial Statements for years ended December 31, 2002, and 2001, are provided as Exhibit AFK-02, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein.


     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE.

     None.


                                    PART III


     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     Biographical information about these management personal is unchanged from our previous annual report.

Name                      Age                Position                   Term
--------------------------------------------------------------------------------
Leland  Watson  II        (55)         President  and  Director         Annual
Joshua  Hayman            (43)         Director                         Annual
Sandra  Watson            (55)         Secretary  and  Director         Annual

     These Officers and Directors for the year 2002, and previously, will not continue to serve in 2003, but have retired in favor of new officers and directors.

     On December 12, 2002, our shareholders approved the Share Exchange of Cyber Technology Group Holdings, Ltd., a British Virgin Islands Corporation, for 60,000,000 New Investment Shares of common stock, following the effectiveness of the most recent 11 to 1 Reverse Split of our common stock. The closing occurred January 8, 2003.

     Accordingly, our Special Counsel, Luke C. Zouvas served as interim corporate custodian for period of two to three weeks

     The Reorganized Company has an established executive and operational management team with significant industry expertise and technical knowledge that is fully supported by renowned industry software development partners. The management and functional structure of the Company is as follows, effective tentatively in January, 2003.

     Mr. Raymond Chou, Chief Executive Officer, President and Chairman Mr. Chou is the Managing Director, Chief Executive Officer and the principal founder of the Company. He is also a principal owner of the shares in CTG. Prior to that, he was General Manager of Shanghai Elan Chemical Industries Co. Ltd. from May 1992 to May 1999. Mr. Chou spent a fair portion of his last three years studying and researching the online gaming industry and the success achieved to date with respect to CTG is due to his understanding of the market. Mr. Chou holds a bachelor degree in Business Administration from the University of Macau. Mr. Chou is also president and chief executive of the public company PVG. Mr. Chou devotes all of his time working for the Company.


     ITEM  10.  EXECUTIVE  COMPENSATION10.  EXECUTIVE  COMPENSATION.

                                                                        Long Term Compensation
                                                                   |-----------------------------|
                                       Annual Compensation         |        Awards      | Payouts|
                              |------------------------------------------------------------------|
a . . . . . . . . .  b        |       c            d          e    |     f        g     |   h    |   i    |
----------------------------------------------------------------------------------------------------------|
Name. . . . . . . .                                                          Securities
And . . . . . . . .                                          Other    Restric-   Under-          All Other|
Principal . . . .                                         .  Annual     Ted     Lying             Compen- |
Position. . . . . .                                          Compen-   Stock   Options    LTIP     Sation |
                                    Salary       Bonus     Sation ($)  Awards  SARs (#)  Payouts     ($)  |
                         Year         ($)         ($)                   ($)               ($)             |
----------------------------------------------------------------------------------------------------------|
Leland  Watson  II
President/CEO            2002          0           0           0         0         0       0          0   |
                         2001          0           0           0         0         0       0          0   |
                         2000          0           0           0         0         0       0          0   |
----------------------------------------------------------------------------------------------------------|
Joshua  Hayman
President/CEO            2002          0           0           0         0         0       0          0   |
                         2001          0           0           0         0         0       0          0   |
                         2000          0           0           0         0         0       0          0   |
----------------------------------------------------------------------------------------------------------|
Sandra  Watson
President/CEO            2002          0           0           0         0         0       0          0   |
                         2001          0           0           0         0         0       0          0   |
                         2000          0           0           0         0         0       0          0   |
----------------------------------------------------------------------------------------------------------|

     The  Remainder  of  this  Page  is  Intentionally  left  Blank

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     To the best of our knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, and of all persons, entities and groups, known to or discoverable by us, to be the beneficial owner or owners of more than five percent of any voting class of our stock., known to or discoverable by us. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.

  Name and Address of Beneficial Owner         Share
             Common Stock                     Ownership          % of Total
------------------------------------------------------------------------------
Mr. Raymond Chou, Chief Executive Officer,
President  and  Chairman
7/F Flat B, 110 Soy Street
Kowloon Hong Kong                             42,720,000               42.74
------------------------------------------------------------------------------
Officers and Directors as a Group             42,720,000               42.74
------------------------------------------------------------------------------
Mac  &  Co
PO  Box  3196
Pittsburg  PA  15230                          12,439,500               12.44
------------------------------------------------------------------------------
Other Affiliates                              12,439,500               12.44
------------------------------------------------------------------------------
All Affiliates                                55,159,500               55.18
------------------------------------------------------------------------------
Lone  Tree  Co.
So  Yu  Ming  Sunny
7/F  Flat  B,  110  Soy  Street
Kowloon  Hong  Kong                            5,700,000               5.70
------------------------------------------------------------------------------
Kwan  Sin  Yee
7/F  Flat  B,  110  Soy  Street
Kowloon Hong Kong                              5,700,000               5.70
------------------------------------------------------------------------------
Leland  Watson   former  Officer
231 W. Jamison Circle # 5                            586               0.00
Littleton CO 80120
--------------------------------------------------------------------------------
Sandra  Watson   former  Officer
231  W.  Jamison  Circle  #  5
Littleton CO 80120                                 1,478               0.00
--------------------------------------------------------------------------------
Total Issued and Outstanding (Reference)      99,963,614             100.00
--------------------------------------------------------------------------------
Total Issued and Outstanding                  99,963,614             100.00
--------------------------------------------------------------------------------
Less All Affiliates                          (55,159,500)            -55.18
Non-Affiliates                                44,804,114              44.82
--------------------------------------------------------------------------------

 (A) CHANGES IN CONTROL(A) CHANGES IN CONTROL. There are arrangements known us, which may at a subsequent date result in a change of control of our corporation other than those which have been disclosed and reported herein and in This contingency is discussed in Part I, Item 1. Please refer to Schedule 14C and 14F/14F-1/A filed in the last 60 days, and to Form 8-K's dated December 13, 2002 and January 24, 2003.

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.


     ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (A) FINANCIAL STATEMENTS(A) FINANCIAL STATEMENTS. Please see Attachment AFK-02:
Audited  Financial Statements for the years ended 2002, 2001 and from inception.

 (B) FORM 8-K REPORTS(B) FORM 8-K REPORTS. Form 8-K's dated December 13, 2002 and January 24, 2003, relate to our current acquisition. See also Schedule 14C and 14F/14F-1/A filed in the last 60 days

 (C)  EXHIBITS(C)  EXHIBITS.

     [A]  CERTIFICATION  PURSUANT  TO  18  USC  SECTION  1350

     [2] PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION (Please see Schedule 14C and 14F/14F-1/A filed in the last 60 days)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

     GOALTIMER  INTERNATIONAL,  INC

     by

Dated:  March  6,  2003


                              /s/Luke C. Zouvas
                                 Luke C. Zouvas
                              Custodian/Trustee as
                          Sole Interim Officer/Director

--------------------------------------------------------------------------------

                                    EXHIBIT A

                                    USC 1350

--------------------------------------------------------------------------------

                      CERTIFICATION PURSUANT TO 18 USC SECTION 1350


     I, Luke C. Zouvas, attorney at law, stood and served as Custodian/Trustee of this Corporation, as of December 31, 2000, with the resulting powers of Sole Interim Officer and Director. In connection with this Quarterly Report on Form 10-KSB, dated March 6, 2003 I hereby certify, to the best of my knowledge and belief:


     (1) This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.


Certification  Dated:  March  6,  2003

                                /s/Luke C. Zouvas
                                 Luke C. Zouvas
                              Custodian/Trustee as
                          Sole Interim Officer/Director

                                 EXHIBIT AFK-02

                          AUDITED FINANCIAL STATEMENTS

                         FOR THE YEARS ENDED 2002, 2001
                               AND FROM INCEPTION.

                          INDEPENDENT AUDITOR'S REPORT


To  the  Board  of  Directors
Goaltimer  International,  Inc.
Denver,  Colorado

We have audited the accompanying balance sheets of Goaltimer International, Inc. as of December 31, 2002 and 2001, and the related statement of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goaltimer International, Inc. at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Michael  Johnson  &  Co.,  LLC
Michael  Johnson  &  Co.,  LLC
Denver,  Colorado
March  6,  2003

                          GOALTIMER INTERNATIONAL, INC.
                                 Balance Sheets
                           December 31, 2002 and 2001

                                                                     2002          2001
-------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $         -
  Total Current Assets. . . . . . . . . . . . . . . . . . . . .            -             -
                                                                 ------------  ------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $         -
                                                                 ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable - trade. . . . . . . . . . . . . . . . . . .  $    74,012   $    72,012
  Accrued Interest Payable. . . . . . . . . . . . . . . . . . .            -        35,442
  Notes Payable . . . . . . . . . . . . . . . . . . . . . . . .            -        60,800
                                                                 ------------  ------------
  Total Current Liabilities . . . . . . . . . . . . . . . . . .       74,012       168,254
                                                                 ------------  ------------

STOCKHOLDERS' EQUITY:
  Common Stock, no par value, 2,000,000 shares
   authorized,  1,945,358 and 1,882,228, issued and outstanding
   at December 31, 2002 and 2001, respectively. . . . . . . . .    1,057,015       960,773
  Retained Deficit. . . . . . . . . . . . . . . . . . . . . . .   (1,131,027)   (1,129,027)
                                                                 ------------  ------------
  Total Stockholders' Equity. . . . . . . . . . . . . . . . . .      (74,012)     (168,254)
                                                                 ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . .  $         -   $         -
                                                                 ============  ============

  The accompanying note are an integral part of these financial statements.

                          GOALTIMER INTERNATIONAL, INC.
                            Statement of Operations
                     Years Ended December 31, 2002 and 2001


                                        2002         2001
-------------------------------------------------------------
REVENUES:. . . . . . . . . . . . .  $        -   $        -

EXPENSES:
  Selling and Marketing. . . . . .           -            -
  General and Administrative . . .       2,000            -
  Total Expenses . . . . . . . . .       2,000            -
                                    -----------  -----------

OTHER REVENUES & EXPENSES:
  Interest Expense . . . . . . . .           -       (4,560)
  Total Other Revenues & Expenses.           -       (4,560)
                                    -----------  -----------

NET INCOME (LOSS). . . . . . . . .  $   (2,000)  $   (4,560)
                                    ===========  ===========

PER SHARE INFORMATION:
  Weighted average number
  of common shares outstanding . .   1,929,576    1,882,228
                                    -----------  -----------

NET LOSS PER COMMON SHARE. . . . .  $        -            *
                                    ===========  ===========
  * - Less than -$.001 per share

  The accompanying note are an integral part of these financial statements.

                          GOATIMER INTERNATIONAL, INC.
                            Statements of Cash Flows
                     Years Ended December 31, 2002 and 2001

                                                        2002       2001
                                                      ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss . . . . . . . . . . . . . . . . . . . . .  $ (2,000)  $(4,560)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Stock issued in lieu of debt . . . . . . . . . .    96,242         -
    Changes in Assets & Liabilities:
    Increase in Accounts Payable . . . . . . . . . .     2,000         -
    Increase in Accrued Expenses . . . . . . . . . .   (35,442)    4,560
                                                      ---------  --------
Net Cash Used In Operating Activities. . . . . . . .    60,800         -
                                                      ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures . . . . . . . . . . . . . . .         -         -
Cash Flows Used In Investing Activities. . . . . . .         -         -
                                                      ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock issuance . . . . . . . . . . .         -         -
  Short-term borrowings. . . . . . . . . . . . . . .         -         -
  Note principal payments. . . . . . . . . . . . . .   (60,800)        -
                                                      ---------  --------
Cash Flows Provided By Financing Activities. . . . .   (60,800)        -
                                                      ---------  --------

Net (Decrease) Increase in Cash and Cash Equivalents         -         -

Cash and Cash Equivalents at Beginning of Period . .         -         -
                                                      ---------  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . .  $      -   $     -
                                                      =========  ========



SUPPLEMENTAL INFORMATION:
  Interest Paid. . . . . . . . . . . . . . . . . . .  $      -   $     -
                                                      =========  ========
  Income Taxes Paid. . . . . . . . . . . . . . . . .  $      -   $     -
                                                      =========  ========


NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock in exchange for
   cancellation of indebtedness, including accrued .  $ 96,242   $     -
                                                      =========  ========
   interest

  The accompanying notes are an integral part of these financial statements.

                          GOALTIMER INTERNATIONAL, INC.
            Statements of Changes in Stockholders' Equity (Deficit)

                                                                RETAINED      TOTAL
                                            COMMON STOCK        EARNINGS   STOCKHOLDERS'
                                        SHARES      AMOUNT     (DEFICIT)      EQUITY
----------------------------------------------------------------------------------------
Balance - December 31, 1998 . . . . .  1,882,228  $  960,773  $(1,115,347)  $(154,574)

Net Loss. . . . . . . . . . . . . . .          -           -       (4,560)     (4,560)
                                       ---------  ----------  ------------  ----------
Balance -  December 31, 1999. . . . .  1,882,228     960,773   (1,119,907)    (159,134)
                                       ---------  ----------  ------------  ----------

Net Loss. . . . . . . . . . . . . . .          -           -       (4,560)     (4,560)
                                       ---------  ----------  ------------  ----------
Balance - December 31, 2000 . . . . .  1,882,228     960,773   (1,124,467)   (163,694)
                                       ---------  ----------  ------------  ----------

Net Loss. . . . . . . . . . . . . . .          -           -       (4,560)     (4,560)
                                       ---------  ----------  ------------  ----------
Balance -  December 31, 2001. . . . .  1,882,228     960,773   (1,129,027)   (168,254)
                                       ---------  ----------  ------------  ----------

Stock issued for cancellation of debt     63,130      96,242            -      96,242
Net Loss. . . . . . . . . . . . . . .          -           -       (2,000)     (2,000)
                                       ---------  ----------  ------------  ----------
Balance -  December 31, 2002. . . . .  1,945,358  $1,057,015  $(1,131,027)  $ (74,012)
                                       =========  ==========  ============  ==========

  The accompanying notes are an integral part of these financial statements.

                          GOALTIMER INTERNATIONAL, INC.
                          Notes To Financial Statements
                          Year Ended December 31, 2002

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:
            ----------------------------------------------

     THE  COMPANY

Goaltimer International, Inc. (the "Company") was incorporated in Colorado on December 19, 1990. The Company's principal business is the development and selling of time and personal management products.

The Company has discontinued operations since 1994 and its only activity has been accruing loan interest on notes payable.

BASIS  OF  ACCOUNTING

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

     ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     CASH  AND  CASH  EQUIVALENTS

     For  purposes  of  the  statement of cash flows, the Company considered all
cash  and  other  highly     liquid investments with initial maturities of three
months  or  less  to  be  cash  equivalents.

     NET  EARNING  (LOSS)  PER  SHARE

Net earnings (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares and equivalents outstanding.

     OTHER  COMPREHENSIVE  INCOME

The Company has no material components of other comprehensive income (loss) and, accordingly, net loss is equal to comprehensive loss in all periods.

     INCOME  TAXES

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

                          GOALTIMER INTERNATIONAL, INC.
                          Notes To Financial Statements
                          Year Ended December 31, 2002


NOTE  2  -  INCOME  TAXES
            -------------

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


     Deferred  tax  assets
        Net  operating  loss  carryforwards                     $1,131,027
        Valuation  allowance  for  deferred  tax  assets        (1,131,027)
                                                                -----------
     Net  deferred  tax  assets                                 $         -
                                                                ===========

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2002, the Company had net operating loss carryforwards of approximately $1,131,027 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2002. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE  3  -  GOING  CONCERN:
            --------------

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company has no assets and a retained deficit of $1,131,027 as of December 31, 2002, and will not be able to sustain operations without generating working capital from other sources, including equity and debt financing.

The Company's management is currently pursuing equity and/or debt financing in an effort to restart operations. The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.