Form 10QSB
period 2003-03-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2003-05-27
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2003

Commission File Number: 000-49701

Pacific Vegas Global Strategies, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1159783
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

231 West Jamison Circle 5, Littleton, CO	80002
(Address of principal executive offices)	(Zip Code)

(303) 734-0235
Registrant's telephone number, including area code

As of March 31, 2003, 99,963,725 shares of shares of Common Stock, with no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): yes☐ no ☒

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

   The financial statements for the three months ended March 31, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. The following financial statements are included: Condensed Consolidated Balance Sheets as at March 31, 2003 (Unaudited) and December 31, 2002 Condensed Consolidated Income Statements for Three Months Ended March 31, 2003 (Unaudited) and 2002 Condensed Consolidated Statement of Cash Flows for Three Months Ended March 31, 2003 (Unaudited) and 2002.

Page - 1

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2003 (Unaudited) & December 31, 2002
(U.S. Dollar)

	March 31,	December 31,
	2003	2002
	(Unaudited)

ASSETS
Current Assets
Cash & Bank	26,107	0
Prepaid Expenses	17,000	0
Accounts Receivable	1,099,090	0
Other Receivables	116,679	0
Shareholders & Directors Debtors	260,600	0

Total Current Assets	1,519,476	0

Fixed Assets
Property, Plant & Equipment	951,510	0
Other Fixed Assets	187	0
Accumulated Depreciation	(319,737)	0

Total Fixed Assets	631,960	0

Other Assets
Other Assets	851,247	0
Accumulated Amortization	(293,738)	0

Total Other Assets	557,509	0

TOTAL ASSETS	2,708,945	0

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	305,640	74,012
Accrued Expenses	112,334	0
Other Payables	22,780	0

Total Current Liabilities	440,753	74,012

Total Liabilities	440,754	74,012

Shareholders’ Equity
Paid-in Capital	3,739,764	1,057,015
Retained Earnings	(1,752,024)	(1,131,027)
Current Year Net Income	280,451	0

Total Shareholders’ Equity	2,268,191	(74,012)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	2,708,945	0

Page - 2

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
For Three Months Ended March 31, 2003 and 2002
(U.S. Dollar)

	March 31,	March 31,
	2003	2002
	(Unaudited)
Revenue
Gross Revenue (Turnover)	30,251,685	0
Net Revenue	756,258	0
Other Income	3,221	0

Total Net Revenue & Other Income	759,479

Cost & Expenses
Salaries, Wages & Employee Benefits	194,604	0
Other Operating Expenses	194,277	0
Depreciation & Amortization	90,147	0

Total Cost & Expenses	479,028	0

Gross Margin before Income Tax	280,451	0
Income Tax	N/A	0

Net Income	280,451	0

Weighted Average Number
Of Common Shares Outstanding	92,338,847	1,903,272

Net Income Per Common Share	*	0
* Less Than $0.01

Page - 3

PACIFIC VEGAS GLOBAL STRATEGIES, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
for Three Months Ended March 31, 2003 and 2002
(U.S. Dollar)

	March 31,	March 31,
	2003	2002
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	280,451	0
Adjustments to Reconcile Net Income to
Net Cash Used in Operating Activities
Depreciation and amortization	90,147	0
(Increase) Decrease in Assets
Accounts Receivable	(787,129)	0
Prepaid Expenses	33,896	0
Deposits & Other Receivables	(3,446)	0

Increase (decrease) in Liabilities
Accounts payable	246,147	0
Other Payables	18,405	0
Accrued Expenses	(17,618)	0
Other Liabilities	(14,160)	0

	(139,147)	0

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Fixed assets)	(911)	0

	(911)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Shareholders &
Directors Creditors (Debtors)	55,872	0

	55,872	0

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS	(98,345)	0

CASH & CASH EQU’TS AT BEGINNING OF PERIOD	0	0

CASH & CASH EQU’TS AT END OF PERIOD	26,107	0

SUPPLEMENTAL INFORMATION
Interest Paid	0	0
Income Taxes Paid	0	0

NON-CASH INVESTING & FINANCING ACTIVITIES	0	0

Page - 4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Management's Discussion and Analysis reported herein contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the management's current projections or expectations concerning future operations of business. Although the management believes that the assumptions made and expectations reflected in such forward-looking statements are reasonable, there is no assurance that such assumptions or expectations will prove to be correct and/or accurate, and as a result of certain risks and uncertainties, actual results of operations may differ materially.

On December 12, 2002, our shareholders approved the Share Exchange Plan for a reverse take-over (RTO) merger, based on which the Company then authorized and issued 60,000,000 new investment acquisition shares of common stock for the share exchange to acquire 100% equity shares of Cyber Technology Group Holdings Ltd. (CTG), a British Virgin Islands corporation (including its two wholly owned subsidiary companies). The RTO merger was concluded on January 8, 2003, upon which control of the Company has been passed to the shareholders of CTG tentatively and prospectively.

As a holding company CTG owns 100% equity shares of Pacific Vegas Development Ltd. (PVD), an e-commerce supporting services provider incorporated in Samoa, and PVD owns 100% equity shares of Pacific Vegas International Ltd. (PVI), a company incorporated and located in the Commonwealth of Dominica operating an internet-based Cyber casino and sportsbook business under a legitimate gaming license granted by the government of Dominica.

The Company had no revenue from and/or expenses for any business operations in the year of 2002. The afore mentioned RTO merger switched the company into a revenue-generating stage. In the quarterly period ended March 31, 2003, the first three months after the RTO merger, the Company had recognized a Gross Revenue of $30,251,685 and a Net Revenue of $759,479, which had generated, after a total of $479,028 for Operating Expenses, a Net Income of $280,451.

During the period covered by this report, the Company’s all revenue was derived from PVI’s business operations.

PVD has been so far operated as a cost center providing technical supporting to PVI’s operations and not yet launched revenue-generating business.

Since PVI’s revenue is currently the Company’s sole revenue resources and 99% of PVI’s revenue is derived from its sportsbook operations, and in sportsbook industry there is a two-month slow season starting mid June every year, it has been projected that the Gross Revenue and Net Income in the second quarter will be slightly lower than first quarter and then materially increase in the third and fourth quarters when 2003/04 sports season starts in mid August.

THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK

Page - 5

The management has made the following financial projections for the company for the next two years:

PACIFIC VEGAS GLOBAL STRATEGIES INC
PROJECTED RESULTS OF OPERATIONS, 2003-2004
(Consolidated)
(USD ’000)

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Year	Year	Year	Year	Year
	2000	2001	2002	2003	2004
	CTG	CTG	CTG
	Audited			Projected

Gross Revenue	0	950	94,562	124,813	161,256
(Turnover)

Net Revenue (Net Win)	0	0	2,247	3,115	4,255

Other Income	0	950	250	250	250

Total Net Revenue and
Other Income	0	950	2,497	3,365	4,505

Less:
Cost & Direct Expenses	299	1,155	1,997	2,131	2,451

Depreciation &
Amortization	0	167	356	480	510

Total Cost & Expenses	299	1,322	2,353	2,611	2,961

Gross Operating Profit	(299)	(372)	144	754	1,794

Add: Interest Income	3	0	12	6	6

Less: Income Tax	N/A	N/A	N/A	N/A	N/A
Net Income	(296)	(372)	156	760	1,550

To achieve these goals, the management has planed to exercise the following:

1. PVI to develop and promote more products and services in multi-language to enhance its competitiveness and increase its market share and generate more revenue;

2. PVD to develop and implement more user-friendly and efficient software programs, which will enhance PVI’s capability and efficiency in control of operations and process of clients’ orders on real-time basis and reduce PVI’s operating cost, particularly the manpower cost;

Page - 6

3. PVD to further develop and switch itself from a cost center to be a revenue-generating center by promoting its products and services to IT and e-commerce market, and to support the company to diversify its business and expend its revenue resources by entering into more business sectors.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of management, the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(c) under the Exchange Act) related to the Company as of a date within 90 days prior to the filing date of this report, and concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls

There were no significant changes made in the Company's internal controls during the period covered by this report or, to the knowledge of the Company’s principal executive officer and principal financial officer, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings:       NONE.

ITEM 2. Changes in Securities:  NONE.

ITEM 3. Defaults Upon Senior Securities:            NONE.

ITEM 4. Submission of Matters to a Vote of Security Holders:      NONE.

ITEM 5. Other Information:                  NONE.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page - 7

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 26, 2003

Pacific Vegas Global Strategies, Inc.

By: /s/ RAYMOND CHOU
Raymond Chou
President & Chief Executive Officer

By: /s/ RICHARD WANG
Richard Wang
Chief Financial Officer

Page - 8

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Pacific Vegas Global Strategies, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond Chou, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification on this day of May 26, 2003.

/s/ RAYMOND CHOU
Raymond Chou
Chief Executive Officer

Page - 9

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Pacific Vegas Global Strategies, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Wang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification on this day of May 26, 2003.

/s/ RICHARD WANG
Richard Wang
Chief Financial Officer

Page - 10

Exhibit 99.1

Section 302 Certification

Page - 11

CERTIFICATIONS Pursuant to Section 302

I, Raymond Chou, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pacific Vegas Global Strategies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this quarterly  report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly  report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 26, 2003
/s/Raymond Chou
Raymond Chou
Chief Executive Officer

Page - 12

CERTIFICATIONS Pursuant to Section 302

I, Richard Wang, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pacific Vegas Global Strategies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this quarterly  report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly  report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 26, 2003
/s/Richard Wang
Richard Wang
Chief Financial Officer

Page - 13