Form 10KSB/A
period 2002-12-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2003-10-07
CIK 1163612

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB-A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-49701

For the Year ended 12/31/02

Pacific Vegas Global Strategies, Inc
(formerly Goaltimer International, Inc.)

Colorado (State or other jurisdiction of incorporation or organization)	84-1159783 (IRS E.I.N. Number)
231 W. Jamison Circle #15, Littleton Co 80120 (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (303) 734-0235

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Equity Voting Stock

As of 3/06/03, 99,963,614. Common shares issued and outstanding

As of 3/06/03, 44,804,114 shares of shares of Common Stock were held by non-affiliates, with a market value calculated at $44,804,114, based on closing low bid of $1.00 per share on March 6, 2003.

Yes    ☒    No    ☐ (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

☐    (Indicate by check mark whether if disclosure of delinquent filers (§229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Transitional Small Business Disclosure Format (check one):    yes    ☐    no    ☒

PART I

ITEM 1. Description of Business.

(a) Historical Information. On or about December 19, 2002, pursuant to the Share Exchange Agreement dated November 20, 2002, we authorized, latter issued (and later cancelled) 1,500,000 (pre-split) new investment shares (136,363 shares post-reverse), for interim control purposes only. We affected a reverse split, eleven to one, such that our previous 3,485,358 shares outstanding became 316,851, less 23 shares for rounding. About December 23, 2002, we authorized and later issued 60,000,000 new investment acquisition shares for the shareholders of Cyber Technology Group Holdings, Ltd., our new wholly owned subsidiary. Control of this our parent issuer then passed to the shareholders of the acquired subsidiary, tentatively and prospectively, on or about January 8, 2003.

        Cyber Technology Group Holdings Limited ("CTG" or the "Company") is an investment holding company that focuses on online gaming businesses. The Company has currently acquired and operates a state-of-the art online casino and sports book operation since February 2002 with estimated net income of US$ 1.5 million for the fiscal year ended on December, 2002. The Company and its subsidiaries formed a Group that is on its way to becoming one of the sophisticated and reliable providers of worldwide interactive wagering services. The Group's goal is to create a widely accessible gaming site to players, filled with rich and exciting contents, and to provide unsurpassed services to them. Online gambling is one of the hottest sectors on the Internet and the approximately 200 sites draw about 4.5 million people to their sites. Casino-style games and sports betting account for 80% of online gambling—these are the core businesses at which the Company excels. The Group was organized in the new millennium 2001 after obtaining a gaming licence from the Commonwealth of Dominica. Detailed planning and research work gave rise to the acquisition of state-of-the-art hardware and user friendly gaming software developed by leading companies of the gambling industry.

(b) Our Business History. CTG commenced operations in February 2002 and has since been increasing its business volume and successfully building a significant number of users. Since commencement of business in February 2002 up to December 2002, PVI had net gaming revenue before expenses of approximately US$2.31 million with net profit of US$0.55 million.

(c) Employees. Management's plan is, and has been, to employ consultants, attorneys and accountants, and emplyees, as needed for necessary corporate care and maintenance. We have no anticipation of a change in this policy, except as may result should our probable acquisition ripen into fruition.

(d) Risk of Business Acquisition Failure. The acquisition does not guarantee success. However, our business structure and concentrated marketing efforts stability in the market place. PVI holds a valid offshore gaming license issued by the Dominican Government and is operating offshore gaming businesses that include sports book via a 1-800 call center and internet cyber-casino businesses. PVD is in software development businesses, mainly supporting the needs of PVI. The Group focuses its marketing efforts on various countries in Asia and Europe where regulatory bodies are more receptive to online gambling. PVI avoids the current regulatory issues in the United States of America by screening out and refusing registration of all North American residents as customers. The core market segments for growth of the Company include: (i) existing online gamblers; (ii) sports fans; (iii) traditional gamblers and (iv) online shoppers seeking entertainment for free or for cash. Since bets are placed through telegraphic systems and facilities maintained in Dominica, there is no geographic limitation on where a customer resides as long as there is Internet access or an IDD telephone line available for the customers. However, the Company has set up certain criteria that are based on licensing and legal considerations and should be observed by its customers before they can play for cash. The criteria to be observed include, but not limited to, (i) adults over the age of 18; (ii) not resided in country that ban online gambling and (iii) having non-compulsive gambling habit.

(e) Our Acquisition. On December 12, 2002, our shareholders approved the Share Exchange of Cyber Technology Group Holdings, Ltd., a British Virgin Islands Corporation, for 60,000,000 New Investment Shares of common stock, following the effectiveness of the most recent 11 to 1 Reverse Split of our common stock. The closing occurred January 8, 2003, following the end of the current reporting period.

ITEM 2. Description of Property.

        As of January 8, 2003 and giving effect to the Share Exchange, we moved our principal place of business to.............

ITEM 3. Legal Proceedings.

        There are no legal proceedings pending, threatened or suspected, by or against our Corporation, as of the preparation of this Report.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        Pursuant to and at the closing of the Share Exchange Agreement, dated November 20, 2002, among Cyber and Pacific Vegas Global Strategies, Inc., (formerly GoalTimer International, Inc.) hereinafter ("Pacific Vegas"); and Raymond Chien Hua Chou, principal shareholder of Cyber, Pacific Vegas will acquire 100% of the issued and outstanding shares in the capital of Cyber, all in exchange for 60,000,000 new investment shares of common stock in Pacific Vegas, or 60% of the shares then to be issued and outstanding.

        On or about November 20, 2002 the Issuer mailed to the holders of record as of November 20, 2002, of common stock, par value $0.001 per share (the "common stock") of Pacific Vegas, a Colorado corporation (the "Company"), an Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 (the "Information Statement"). The Information Statement was subsequently amended on December 2, 2002.

        The Information Statement was mailed in connection with the Company's election of a designee of the majority shareholder of Cyber Technology Group Holdings, Ltd., a British Virgin Island corporation, ("Cyber") to the Board of Directors of the Company (the "Designee") pursuant to the Share Exchange Agreement.

        A Shareholder Meeting was held on December 12, 2002 of which notice was duly given. All of the shareholders or shareholder representatives constituting 71.6% of all shares issued and outstanding and entitled to vote approved the proposals set forth below, all of which were included in the Share Exchange Agreement.

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

  Proposal 3: To Authorize a reverse split of the common stock, by which each 11 shares shall become one share; provided that no shareholder shall be reversed below 100 shares, and no shareholder owning less than 100 shares shall be reversed. Fractional shares will be rounded up to the next whole share.

        On December 13, 2002, the Issuer filed a current report on Form 8K with the Securities Exchange Commission reporting that the Company's shareholders had approved proposals at the meeting constituting the material elements of the Share Exchange Agreement and the three proposals referenced above. The closing of the transaction was set for December 19, 2002, pursuant to the Share Exchange Agreement.

        On December 19, 2002, the closing of the Share Exchange Agreement was further delayed until December 22, 2002 by mutual agreement by the parties to the Agreement. On December 22, 2002, Cyber Technology Group Holdings, Ltd. was unable to attend the closing due to an unexpected over seas travel delay.

        In January 2003, the Share Exchange Agreement, noted in NOTE 2, was consummated with Cyber Technology Holdings, LTD.

PART II

ITEM 5. Market for Common Equity and Stockholder Matters.

(a) Market Information. The Company has one class of securities, Common Stock. The Company's Securities may be quoted on the OTCBB (Over-The-Counter Bulletin Board), only in the first quarter of 2003. No stability of market price or value should be inferred from our acceptance for OTCBB quotation. Quotations for, and transactions in our securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short.

(b) Holders. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 2002 and March 6, 2003, was approximately 103.

(c) Dividends. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

(d) Sales of Unregistered Common Stock. About December 23, 2002, we issued 60,000,000 new investment acquisition shares for the shareholders of Cyber Technology Group Holdings,  Ltd., our new wholly owned subsidiary. Control of this our parent issuer then passed to the shareholders of the acquired subsidiary.

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

        Management's discussion and analysis is intended to be read in conjunction with our audited financial statements and the notes attached to them. The following statements may be forward looking in nature and actual results may differ from forward-looking statements.

(a) Plan of Operation: Next Twelve Months. We have had no current business or day-to-day operations as of the close of this fiscal year and the date of this report. Our officers and directors devote only insubstantial time and attention to our affairs at the present time, for the reason that only such attention is presently required. We are substantially dormant and inactive. Our plan for the next twelve months is to develop the business of our acquired subsidiary. We are unable to predict when or if we may require more funding, or when our new business, if all closing and consummation of our acquisition does proceed, when or if we will begin to operate profitably.

(b) Results of Operations. We had no revenues in 2002 or 2001. We had General Administrative Expenses of $116,012 in 2002, and none in 2001. We had an Interest Expense of $4560 in 2001 and none in 2002. We have bee substantially dormant for the last two years.

ITEM 7. Financial Statements.

(a) Audit Committee. None.

(b) Financial Statements. AUDITED FINANCIAL STATEMENTS for year ended December 31, 2002, is provided as Exhibit AFK-02, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

PART III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

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

        Accordingly, our Special Counsel, Luke C. Zouvas served as interim corporate custodian for period of two to three weeks

        The Reorganized Company has an established executive and operational management team with significant industry expertise and technical knowledge that is fully supported by renowned industry software development partners. The management and functional structure of the Company is as follows, effective tentatively in January 2003.

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

ITEM 10. Executive Compensation.

Long Term Compensation
Awards
Annual Compensation
					f Restric- ted Stock Awards ($)	g Securi- ties Under- lying Options SARs(#)	Payouts
				e Other Annual Compen- sation($)				i All Other Compen- sation ($)
a Name and Principal Position	b Year	c Salary ($)	d Bonus ($)				h LTIP Payouts ($)
Leland Watson II President/CEO	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Joshua Hayman President/CEO	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Sandra Watson President/CEO	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

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

Name and Address of Beneficial Owner Common Stock		Share Ownership	% of Total
Mr. Raymond Chou, Chief Executive Officer, President and Chairman 7/F Flat B, 110 Soy Street Kowloon Hong Kong		42,720,000	42.74

	Officers and Directors as a Group	42,720,000	42.74

Mac & Co PO Box 3196 Pittsburg PA 15230		12,439,500	12.44

	Other Affiliates	12,439,500	12.44

	All Affiliates	55,159,500	55.18

Lone Tree Co. So Yu Ming Sunny 7/F Flat B, 110 Soy Street Kowloon Hong Kong		5,700,000	5.70
Kwan Sin Yee 7/F Flat B, 110 Soy Street Kowloon Hong Kong		5,700,000	5.70
Leland Watson 231 W. Jamison Circle # 5 Littleton CO 80120	former Officer	586	0.00
Sandra Watson 231 W. Jamison Circle # 5 Littleton CO 80120	former Officer	1,478	0.00

Total Issued and Outstanding (Reference)		99,963,614	100.00

Total Issued and Outstanding		99,963,614	100.00
Less All Affiliates		(55,159,500)	-55.18

Non-Affiliates		44,804,114	44.82

(a) Changes in Control. On January 8, 2003, pursuant to the Share Exchange Agreement, Luke C. Zouvas, Interim President, appointed Raymond Chou as President of Pacific Vegas Global Strategies, Inc. and Mr. Zouvas resigned from all corporate offices.

ITEM 12. Certain Relationships and Related Transactions.

        None.

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements. Please see Attachment AFK-02: Audited Financial Statements for the years ended 2002, 2001 and from inception.

(b) Form 8-K Reports. Form 8-K's dated December 13, 2002 and January 24, 2003, relate to our current acquisition. See also Schedule 14C and 14F/14F-1/A filed in the last 60 days

(c) Exhibits.

    2. PLAN OF SHARE EXCHANGE

    23. CONSENT TO INCORPORATE AUDITED FINANCIAL STATEMENTS IN FORM S-8

    31. CERITIFICATION PURSUANT TO 18 USC SECTION 1350

    32. CERTIFICATION PURSUANT TO 18 USC SECTION 1350

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Pacific Vegas Global Strategies, Inc
Dated: September 10, 2003
	by	/s/ LUKE C. ZOUVAS
Luke C. Zouvas Custodian/Trustee as Sole Interim Officer/Director as of the fiscal year 2002

Exhibit AFK-02-A`

AUDITED FINANCIAL STATEMENTS

(as Amended)

for the years ended 2002, 2001

and from inception.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
(Formerly Goaltimer International, Inc.)

Financial Statements
Years Ended December 31, 2002 and 2001

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Pacific Vegas Global Strategies, Inc.
Denver, Colorado

We have audited the accompanying balance sheets of Pacific Vegas Global Strategies, Inc. (formerly Goaltimer International, Inc.) as of December 31, 2002 and 2001, and the related statement of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Vegas Global Strategies, Inc. (formerly Goaltimer International, Inc.) at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Michael Johnson & Co., LLC
Denver, Colorado
March 6, 2003
August 19, 2003

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
(Formerly Goaltimer International, Inc.)

Balance Sheets
December 31, 2002 and 2001

	2002	2001
ASSETS
Current Assets:
Cash	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable—trade	$74,012	$72,012
Accrued Interest Payable	—	35,442
Notes Payable	—	60,800

Total Current Liabilities	74,012	168,254

Stockholders' Equity:
Common Stock, no par value, 100,000,000 shares authorized, 99,963,614 and 171,112, issued and outstanding at December 31, 2002 and 2001, respectively	1,321,427	960,773
Retained Deficit	(1,395,439)	(1,129,027)

Total Stockholders' Equity	(74,012)	(168,254)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$—	$—

The accompanying notes are an integral part of these financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
(Formerly Goaltimer International, Inc.)

Statements of Operations
Years Ended December 31, 2002 and 2001

	2002	2001
REVENUES:	$—	$—
EXPENSES:
Selling and Marketing	—	—
General and Administrative	266,412	—

Total Expenses	266,412	—

OTHER REVENUES & EXPENSES:
Interest Expense	—	(4,560)
Interest Income	—	—
Loss on Investments	—	—

Total Other Revenues & Expenses	—	(4,560)

NET INCOME (LOSS)	$(266,412)	$(4,560)

Per Share Information:
Weighted average number of common shares outstanding	8,487,154	171,112

Net Loss per common share	$(0.01)	$(0.03)

The accompanying notes are an integral part of these financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
(Formerly Goaltimer International, Inc.)

Statements of Changes in Stockholders' Equity (Deficit)

	Common Stock
			Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance—December 31, 1998	171,112	$960,773	$(1,115,347)	$(154,574)
Net Loss	—	—	(4,560)	(4,560)

Balance—December 31, 1999	171,112	960,773	(1,119,907)	(159,134)

Net Loss	—	—	(4,560)	(4,560)

Balance—December 31, 2000	171,112	960,773	(1,124,467)	(163,694)

Net Loss	—	—	(4,560)	(4,560)

Balance—December 31, 2001	171,112	960,773	(1,129,027)	(168,254)

Stock issued for cancellation of debt	5,739	96,242	—	96,242
Stock issued for services	3,636	14,495	—	14,495
Stock issued for cash	136,364	150,000		150,000
Rounding	(23)			—
Stock issued for share exchange with Cyber Technology	60,000,000	—	—	—
Stock issued for services	39,806,786	99,517	—	99,517
Cancellation	(160,000)	400	—	400
Net Loss	—	—	(266,412)	(266,412)

Balance—December 31, 2002	99,963,614	$1,321,427	$(1,395,439)	$(74,012)

The accompanying notes are an integral part of these financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
(Formerly Goaltimer International, Inc.)

Statements of Cash Flows
Years Ended December 31, 2002 and 2001

	2002	2001
Cash Flows from Operating Activities:
Net Loss	$(266,412)	$(4,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Assets & Liabilities:
Stock issued for services	114,012
Increase in accounts payable	2,000	—
Increase in accrued expenses	—	4,560

Net Cash Used In Operating Activities	(150,400)	—

Cash Flows from Investing Activities
Capital expenditures	—	—

Cash Flows Used In Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from stock issuance	150,000	—
Capital contributions	400
Short-term borrowings	—	—
Note principal payments	—	—

Cash Flows Provided By Financing Activities	150,400	—

Net (Decrease) Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—

Cash and Cash Equivalents at End of Period	$—	$—

Supplemental Information:
Interest Paid	$—	$—

Income Taxes Paid	$—	$—

Non-cash investing and financing activities:
Issuance of common stock in exchange for cancellation of indebtedness, including accrued interest	$96,242	$—

Issuance of 3,636 shares of common stock for services rendered	$14,495	$—

Issuance of 39,806,786 shares of common stock for services rendered	$99,517	$—

Cancellation of 160,000 shares of common stock for contribution of $400	$400	$—

The accompanying notes are an integral part of these financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
(Formerly Goaltimer International, Inc.)

Notes To Financial Statements
Year Ended December 31, 2002

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  The Company

        Pacific Vegas Global Strategies, Inc., (formerly GoalTimer International, Inc.) (the "Company") was incorporated in Colorado on December 19, 1990. The Company's principal business is the development and selling of time and personal management products.

        The Company has discontinued operations since 1994 and its only activity has been accruing loan interest on notes payable and looking for a merger candidate.

  Basis of Accounting

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

  Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

NOTE 2—CAPITAL STOCK TRANSACTIONS

        On December 12, 2002, the Company's Board of Directors and shareholders approved the following capital stock transactions: (i) an amendment to the Articles of Incorporation increasing the number of authorized common shares to 100,000,000 and (ii) declaring a 11-for-1 reverse stock split of outstanding common stock payable December 12, 2002.

        The following capital stock transactions occurred during the year ended December 31, 2002:

  a)
  In May 2002, the Company issued 5,739 shares for cancellation of debts and accrued interest of $96,242 to three shareholders.

  b)
  In November 2002, the Company issued 3,636 shares for legal services in the amount of $14,495.

  c)
  In November 2002, the Company issued 136,364 shares for $150,000.

  d)
  In November 2002, the Boards of Directors of Pacific Vegas Global Strategies, Inc., (formerly GoalTimer International, Inc., hereinafter ("Pacific Vegas") and Cyber Technology Group Holdings, LTD. ("Cyber"), a British Virgin Islands corporation, decided that Pacific Vegas would acquire Cyber through a plan of exchange under the laws of Colorado (the "Share Exchange Agreement"). Pursuant to the Share Exchange Agreement, and subject to the terms of this Agreement, Pacific Vegas would acquire 100% of the issued and outstanding shares in the capital of Cyber, all in exchange for 60,000,000 new investment shares of common stock in Pacific Vegas. The closing of this agreement was to take place on December 22, 2002. The shares were issued on December 22, 2002, but the closing was delayed until January 8, 2003.

  e)
  In December 2002, the Company cancelled 160,000 shares in consideration of the Share Purchase Agreement.

  f)
  In December 2002, the Company also issued 39,806,786 for services rendered in the amount of $99,517.

        All share and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the reverse stock split.

NOTE 3—INCOME TAXES

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
Net operating loss carryforwards	$1,395,439
Valuation allowance for deferred tax assets	(1,395,439)

Net deferred tax assets	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2002, the Company had net operating loss carryforwards of approximately $1,395,439 for federal and state income tax purposes.

        These carryforwards, if not utilized to offset taxable income begin to expire in 2003. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 4—GOING CONCERN:

        The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company has no assets and a retained deficit of $1,395,439 as of December 31, 2002, and will not be able to sustain operations without generating working capital from other sources, including equity and debt financing.

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

NOTE 5—SUBSEQUENT EVENTS:

        Pursuant to the Share Exchange Agreement, dated November 20, 2002, among Cyber and Pacific Vegas Global Strategies, Inc., (formerly GoalTimer International, Inc.) hereinafter ("Pacific Vegas"); and Raymond Chien Hua Chou, principal shareholder of Cyber, Pacific Vegas will acquire 100% of the issued and outstanding shares in the capital of Cyber, all in exchange for 60,000,000 new investment shares of common stock in Pacific Vegas, or 60% of the shares then to be issued and outstanding.

        On or about November 20, 2002 the Issuer mailed to the holders of record as of November 20, 2002, of common stock, par value $0.001 per share (the "common stock") of Pacific Vegas, a Colorado corporation (the "Company"), an Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 (the "Information Statement"). The Information Statement was subsequently amended on December 2, 2002.

        The Information Statement was mailed in connection with the Company's election of a designee of the majority shareholder of Cyber Technology Group Holdings, Ltd., a British Virgin Island corporation, ("Cyber") to the Board of Directors of the Company (the "Designee") pursuant to the Share Exchange Agreement.

        A Shareholder Meeting was held on December 12, 2002 of which notice was duly given. All of the shareholders or shareholder representatives constituting 71.6% of all shares issued and outstanding and entitled to vote approved the proposals set forth below, all of which were included in the Share Exchange Agreement.

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

        Proposal 3:    To Authorize a reverse split of the common stock, by which each 11 shares shall become one share; provided that no shareholder shall be reversed below 100 shares, and no shareholder owning less than 100 shares shall be reversed. Fractional shares will be rounded up to the next whole share.

        On December 13, 2002, the Issuer filed a current report on Form 8K with the Securities Exchange Commission reporting that the Company's shareholders had approved proposals at the meeting constituting the material elements of the Share Exchange Agreement and the three proposals referenced above. The closing of the transaction was set for December 19, 2002, pursuant to the Share Exchange Agreement.

        On December 19, 2002, the closing of the Share Exchange Agreement was further delayed until December 22, 2002 by mutual agreement by the parties to the Agreement. On December 22, 2002, Cyber Technology Group Holdings, Ltd. was unable to attend the closing due to an unexpected over seas travel delay.

        In January 2003, the Share Exchange Agreement, noted in NOTE 2, was consummated with Cyber Technology Group Holdings, LTD.

NOTE 6—RESTATEMENTS:

        The Company has restated its statement of operations, statement of cash flows and statement of stockholders' equity for the year ended December 31, 2002, to properly disclose its issuance of 60,000,000 shares for its "Exchange Agreement" with Cyber Technology Group Holdings, LTD, the issuance of 39,810,422 shares of common stock for consulting services with estimated value of $114,012, and the legal and consulting expenses of $150,000 associated with the "Share Exchange Agreement." As a result of these restatements, net loss for the year ended December 31, 2002 increased by $264,012 and the net loss per common share increased from ($.0002) to ($.013).

QuickLinks

PART I
  ITEM 1. Description of Business.
  ITEM 2. Description of Property.
  ITEM 3. Legal Proceedings.
  ITEM 4. Submission of Matters to a Vote of Security Holders.
PART II
  ITEM 5. Market for Common Equity and Stockholder Matters.
  ITEM 6. Management's Discussion and Analysis or Plan of Operation.
  ITEM 7. Financial Statements.
  ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
  ITEM 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
  ITEM 10. Executive Compensation.
  ITEM 11. Security Ownership of Certain Beneficial Owners and Management.
  ITEM 12. Certain Relationships and Related Transactions.
  ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
AUDITED FINANCIAL STATEMENTS (as Amended) for the years ended 2002, 2001 and from inception.
Financial Statements Years Ended December 31, 2002 and 2001
INDEPENDENT AUDITOR'S REPORT
PACIFIC VEGAS GLOBAL STRATEGIES, INC. (Formerly Goaltimer International, Inc.) Balance Sheets December 31, 2002 and 2001
PACIFIC VEGAS GLOBAL STRATEGIES, INC. (Formerly Goaltimer International, Inc.) Statements of Operations Years Ended December 31, 2002 and 2001
PACIFIC VEGAS GLOBAL STRATEGIES, INC. (Formerly Goaltimer International, Inc.) Statements of Changes in Stockholders' Equity (Deficit)
PACIFIC VEGAS GLOBAL STRATEGIES, INC. (Formerly Goaltimer International, Inc.) Statements of Cash Flows Years Ended December 31, 2002 and 2001
PACIFIC VEGAS GLOBAL STRATEGIES, INC. (Formerly Goaltimer International, Inc.) Notes To Financial Statements Year Ended December 31, 2002