Form 10KSB/A
period 2002-12-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2003-12-19
CIK 1163612

QuickLinks -- Click here to rapidly navigate through this document

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB-A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-49701

For the Year ended 12/31/02

Pacific Vegas Global Strategies, Inc
(formerly Goaltimer International, Inc.)

Colorado (State or other jurisdiction of incorporation or organization)	84-1159783 (IRS E.I.N Number)
231 W. Jamison Circle #15, Littleton Co 80120. (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (303) 734-0235

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Equity Voting Stock

        As of 3/06/03, 99,963,614. Common shares issued and outstanding

        As of 3/06/03, 44,804,114 shares of Common Stock were held by non-affiliates, with a market value calculated at $44,804,114, based on closing low bid of $1.00 per share on March 6, 2003.

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

ITEM 7. Financial Statements.

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

(c)
Exhibits.
31.
CERITIFICATION PURSUANT TO 18 USC SECTION 1350

32.
CERTIFICATION PURSUANT TO 18 USC SECTION 1350

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Pacific Vegas Global Strategies, Inc

by

Dated: September 10, 2003

/S/ LUKE C. ZOUVAS
Luke C. Zouvas
Custodian/Trustee as
Sole Interim Officer/Director
as of the fiscal year 2002

QuickLinks

ITEM 7. Financial Statements.
ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.