Form 10QSB/A
period 2003-03-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2003-12-19
CIK 1163612

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

Commission File Number: 000-49701

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

COLORADO (State or Other Jurisdiction of Incorporation)	84-1159783 (IRS Employer Identification No.)

41/F, Unit 4112-4113
Office Tower, Convention Plaza
No. 1, Harbour Road, Wanchai, Hong Kong
(Address of Principal Executive Offices)

(011) (852) 2802-2118
(Registrant's Telephone Number, Including Area Code)

Goaltimer International, Inc.
231 West Jamison Circle 5, Littleton, CO 80002, U.S.A.
(Former Name and Former Address of Principal Executive Offices)

99,963,614 shares of Common Stock, with no par value, were issued and outstanding as of the date of March 31, 2003.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For Three Months Ended March 31, 2003 and 2002

	Note	March 31, 2003	March 31, 2002
		(Unaudited) USD$	(Unaudited) USD$
Total Revenue	5	756,258	1,009,907

Expenses
Selling, General & Administrative Expenses		421,872	347,084
Depreciation		89,330	90,998

Total Expenses		511,202	438,082

Operating Profit		245,056	571,825
Add: Interest Income		3,222	6,904

Profit before Income Tax		248,278	578,729

Less: Income Tax		N/A	N/A

Net Profit		248,278	578,729

Earnings per Share — Basic	7	0.25 Cents	0.96 Cents

Weighted Average Number of Common Stock Outstanding		99,963,614	60,171,112

See notes to condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2003 and December 31, 2002

	Note	March 31, 2003	December 31, 2002
		(Unaudited) USD$	(Audited) USD$
Assets
Current assets
Cash and cash equivalents		26,108	124,453
Accounts Receivable, Net of Allowance for Doubtful Accounts of Nil in 2003 and 2002		1,034,846	311,961
Due from Shareholders		287,723	339,434
Other Current Assets		40,188	50,896

Total Current Assets		1,388,865	826,744
Property, Plant and Equipment — Net	8	1,177,209	1,265,628
Deposits		128,995	113,233

Total Assets		2,695,069	2,205,605

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable		334,112	59,493
Accrued Expenses		139,364	134,326
Due to Shareholders		27,123	22,962
Other Payables		45,540	14,160

Total Current Liabilities		546,139	230,941

Commitments and Contingencies	11
Shareholders' Equity
As at March 31, 2003 and December 31, 2002, Total 100,000,000 Shares of Common Stock with No Par Value Authorized
As at March 31, 2003 and December 31, 2002, 99,963,614 Shares and 99,963,614 Shares (as Restated) of Common Stock with No Par Value, Respectively, Issued and Outstanding
Additional Paid-in Capital	9	2,425,988	2,500,000
Accumulated Loss		(277,058)	(525,336)

Total Shareholders' Equity		2,148,930	1,974,664

Total Liabilities and Shareholders' Equity		2,695,069	2,205,605

See notes to condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for Three Months Ended March 31, 2003 and 2002

	March 31, 2003	March 31, 2002
	(Unaudited) USD$	(Unaudited) USD$
Cash Flows from Operating Activities
Net Profit	248,278	578,729
Adjustment to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Depreciation of property, plant and equipment	89,330	90,998
Changes in Operating Assets and Liabilities
Accounts Receivable	(722,885)	50,000
Deposits	(15,762)	—
Other Current Assets	10,708	(2,594)
Accounts Payable	200,607	(300,000)
Accrued Expenses	5,038	(35,123)
Other Payables	31,380	57,466

Net Cash Provided by (Used in) Operating Activities	(153,306)	439,476

Cash Flows from Investing Activities
Purchases of Property, Plant and Equipment	(911)	(92,110)

Net Cash Used in Investing Activities	(911)	(92,110)

Cash Flows from Financing Activities
Due to/from Shareholder	55,872	(231,255)
Deferred Offering Costs		(80,000)

Net Cash Provided by (Used in) Financing Activities	55,872	(311,255)

Net Increase (Decrease) in Cash and Cash Equivalents	(98,345)	36,111
Cash and Cash Equivalents at Beginning of Period	124,453	9,731

Cash and Cash Equivalents at End of Period	26,108	45,842

See notes to condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for Three Months Ended March 31, 2003 and 2002

1.     Organization and Principal Business Activities

        Pacific Vegas Global Strategies, Inc. ("PVGS" or the "Company") was incorporated in Colorado on December 19, 1990. Prior to the reorganization (as described in note 4 below) with Cyber Technology Group Holdings Limited ("CTGH") on January 8, 2003, the Company's principal business was the development and selling of time and personal management products. The Company had discontinued operations since 1994 and its only activity had been accruing loan interest on notes payable and looking for a merger candidate.

        Upon completion of the reorganization, the principal business activities of the Company have been, through its subsidiaries, conducting an international sportsbook and cyber-casino business from the Commonwealth of Dominica by way of telecommunications and/or the Internet.

        In this report, the Company and its subsidiaries are referred as "the Group".

2.     Preparation of Interim Financial Statements

        The accompanying unaudited condensed consolidated financial statements as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002, have been prepared without audit pursuant to the rules and regulations of Securities and Exchange Commission ("SEC") that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2003 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted pursuant to the rules and regulations of SEC. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's amended annual report on Form 10-KSB/A for the year ended December 31, 2002 and amended current report on Form 8-K/A for the information of CTGH, both filed, both filed on December 19, 2003. The results of operations for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results to be expected for the full year.

        The condensed consolidated financial statements and accompanying notes are presented in United States dollars and prepared in conformity with accounting principles generally accepted in the USA ("USGAAP") which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.     Recently Issued Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. The Group currently has no interests in variable interest entities, and therefore does not expect adoption of FIN No. 46 to have an impact on its consolidated financial statements.

        In April 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Subject to certain exception, this statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and all provisions of this statement should be applied prospectively. The Group had no derivative instruments outstanding and the adoption of SFAS No. 149 has no impact on the Group's consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The SFAS No.150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatory redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Group had no financial instruments outstanding and the adoption of SFAS No. 150 has no impact on the Group's consolidated financial statements.

4.     Reorganization

        On November 25, 2002, PVGS and CTGH entered into an agreement for share exchange (the "Share Exchange Agreement") for PVGS to acquire CTGH through a plan of share exchange under the laws of Colorado. Pursuant to the Share Exchange Agreement, and subject to the terms of this agreement PVGS would acquire 100% of the issued and outstanding shares in the capital of CTGH, in exchange for 60,000,000 new investment shares of common stock in PVGS. The closing of this transaction was proposed to take place on December 22, 2002, however the transaction was actually executed and concluded on January 8, 2003.

        For accounting purposes, the transaction has been treated as a recapitalization of CTGH with the Company being the legal survivor and CTGH being the accounting survivor and the operating entity. The SEC Staff's Training Manual (Division of Corporate Finance—Accounting Disclosure Rules and Practices) indicates that these transactions are considered as capital transactions in substance rather than business combinations. In accordance with this guideline, the historical financial statements prior to January 8, 2003 are those of CTGH, even though they were labeled as those of the Company. Operations prior to the recapitalization are those of the accounting survivor, CTGH, and accumulated losses of the accounting survivor, CTGH, are carried forward after the recapitalization. Earnings per share for periods prior to the recapitalization are restated to reflect the equivalent number of shares. Upon completion of the transaction, the financial statements become those of the operating company, with adjustments to reflect the changes in equity structure and receipt of the assets/liabilities of the public shell, the Company. Accordingly, the Company's stockholders' equity for the year ended December 31, 2002 has been recapitalized and restated to properly disclose its issuance of 60,000,000 shares for the shares exchange in relation to the reverse acquisition.

        Upon completion of the recapitalization, the Company holds 100% of the issued and outstanding shares of CTGH and CTGH became a wholly-owned subsidiary of the Company.

5.     Revenue

        Revenue represents the net wager earnings, which is the net amount of total wagers less total payout, and management fee received by the Company. The amount of each category of revenue recognized during the period is as follows:

	Three Months Ended March 31
	2003	2002
	(Unaudited) USD$	(Unaudited) USD$
Gross Wagers	30,251,685	11,847,454
Less: Payout	(29,495,427)	(11,087,547)

Net Wager Earnings	756,258	759,907
Management Fee		250,000

Total Revenue	756,258	1,009,907

6.     Comprehensive Income

        For the three-month periods ended March 31, 2003 and 2002, the total comprehensive income represents the net profit for the period.

7.     Earnings per Share

        Basic earnings per common share are based on the weighted average number of common stocks outstanding during each period as restated as a result of the recapitalization, as described in note 4.

        The Company had no potential common stock instruments with a dilutive effect for any period presented, therefore basic and diluted earnings per share are the same. The 60,000,000 shares in connection with the recapitalization, as described in note 4, were included in the computation of earnings per share as if outstanding at the beginning of each period presented.

8.     Property, Plant and Equipment—Net

        Summary of property, plant and equipment is as follows:

	As of March 31, 2003	As of December 31, 2002
	(Unaudited) USD$	(Audited) USD$
Network System	831,405	831,405
Telecommunication System	56,708	56,708
Office Equipment	48,632	47,721
Leasehold Improvement	13,651	13,651
Furniture and Fixtures	1,301	1,301
Website Development	834,900	834,900

Total Property, Plant and Equipment — Cost	1,786,597	1,785,686
Less: Accumulated Depreciation	(609,388)	(520,058)

Total Property, Plant and Equipment — Net	1,177,209	1,265,628

        The estimated useful lives of all property, plant and equipment are 5 years.

9.     Additional Paid-in Capital

        As a result of reorganization, the paid-in capital of CTGH became the additional paid-in capital of the Company under accounting rules for this recapitalization.

10.   Income Taxes

        The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

        As of December 31, 2002, the Company had net operating loss carryforwards of approximately USD$1,395,439 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2003. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

        No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company's subsidiaries has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely. Determination of the amount of unrecognized deferred taxes on these earnings is not practical. However, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

        Under the current laws of the British Virgin Islands, CTGH and its subsidiaries are not subject to any tax on income or capital gains, and no British Virgin Islands withholding tax will be imposed upon payments of dividends of CTGH to its stockholders. The subsidiaries of CTGH are not subject to any taxes in Samoa and the Commonwealth of Dominica.

11.   Commitments

        As of December 31, 2002 and March 31, 2003, the Company had commitments under non-cancelable operating lease payments in respect of land and buildings as follows:

	As of March 31, 2003	As of December 31, 2002
	(Unaudited) USD$	(Audited) USD$
December 31, 2003		9,290
March 31, 2004	83,891
March 31, 2005	57,692

	141,583	9,290

        Other than the operating lease commitments mentioned above, there was no material outstanding capital commitments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        The Management's Discussion and Analysis or Plan of Operations in this report contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the management's current projections or expectations with regard to the future operations of business. Although the management believes that the assumptions made and expectations reflected in such forward-looking statements are reasonable, there is no assurance that such assumptions or expectations will prove to be correct and/or accurate, and as a result of certain risks and uncertainties, actual results of operations may differ materially.

1.     Acquisition of Cyber Technology Group Holdings Ltd. ("CTGH")

        On November 25, 2002, the Company entered into an agreement for share exchange with Cyber Technology Group Holdings Ltd. ("CTGH") for the Company to acquire CTGH through a plan of share exchange under the laws of Colorado. Pursuant to the share exchange agreement, the Company would acquire 100% of the issued and outstanding shares in the capital of CTGH, in exchange for 60,000,000 new investment shares of common stock in this Company. On December 12, 2002, our shareholders approved the share exchange plan.

        The closing of this transaction was proposed to take place on December 22, 2002, however the transaction was actually executed and concluded on January 8, 2003, upon which control of the Company has been passed onto the shareholders of CTGH and CTGH has become a wholly owned overseas subsidiary of the Company.

        CTGH has been incorporated in British Virgin Islands as an investment holding company since June 2000. CTGH owns 100% of Pacific Vegas Development Ltd. ("PVD").

        PVD is an IT company incorporated in Samoa since April 2000, doing business of system and software solutions development and technical supporting services for e-business, especially e-gaming business. PVD is the shareholder of 100% of Pacific Vegas International Ltd. ("PVI").

        PVI is a company incorporated and located in the Commonwealth of Dominica since April 2000, operating an off-shore business of international sportsbook and internet-based cyber casino under a legitimate International Gaming License granted by the Government of the Commonwealth of Dominica.

        The audited consolidated financial statements of CTGH as of December 31, 2002 and 2001, together with the Independent Auditor's Report, have been filed on Form 8-K/A on December 19, 2003 for public information.

        It shall be clarified that since the Company was a non-operating public shell before this acquisition of CTGH, the nature of this acquisition has been considered as a capital transaction or recapitalization in substance, rather than a business combination. The acquisition did not result in any purchase accounting adjustments or creation of goodwill.

        It shall also be clarified that the share exchange agreement between the Company and CTGH was entered by the two parties on November 25, 2002 and approved by our shareholders on December 12, 2002, but since the share exchange agreement was a non-binding open frame agreement, the transaction was proposed but not legally effective until both parties executed the closing documents for the transaction on January 8, 2003.

2.     Correction of Reporting Errors in Prior Annual Report on Form 10-KSB

        Management has become aware that the Company's financial statements in its previous annual report on Form 10-KSB for the year ended December 31, 2002, which was prepared and filed by the prior management of the Company, contain material reporting errors and omissions with regard to the Changes in Shareholders' Equity, and such reporting errors and omissions have subsequently effected the accuracy and completeness in reporting the Company's financial information for the succeeding periods.

        Current management has communicated and coordinated with prior management to identify and correct such historical reporting errors and omissions, to re-establish accuracy and completeness in reporting the Company's financial information.

        In light of such circumstances as stated above, two amended current reports on Form 8-K/A were filed on July 7, 2003 and September 25, 2003 respectively, in which the management reported that the Company intends to file amended financial statements to restate the financial information set forth in the previous reports and that information disclosed in the prior financial statements should not be relied upon.

        On October 7, 2003, an amended annual report signed by the prior principal executive officer, together with the revised audited financial statements for the years ended December 31, 2002 and 2001 and the Independent Auditor's Report signed by Michael Johnson & Co. LLC, Certified Public Accountants, were filed on Form 10KSB/A for public information.

        Management noticed that the amended annual report on Form 10-KSB/A filed on October 7, 2003 did not clarify the fact that the share exchange agreement between the Company and CTGH was entered on November 25, 2002 and approved by our shareholders on December 12, 2002 but the transaction was not legally effective until the two parties executed the closing documents on January 8, 2003, and management believes that a further clarification is necessary. For this reason, a further amended annual report, together with the revised audited financial statements for the years ended December 31, 2002 and 2001 and the Independent Auditor's Report signed by Michael Johnson & Co. LLC, Certified Public Accountants, were filed on Form 10KSB/A on December 19, 2003.

        Based upon the revised audited financial statements as of December 31, 2002, our pro-forma combined financial statements as of December 31, 2002 and financial statements for the current period have been adjusted and restated accordingly, as presented in our amended current report on Form 8-K/A filed on December 19, 2003 and Item 1 hereof.

        The restated financial information reported in our amended annual report on Form 10 KSB/A and amended current report on Form 8-K/A filed, both filed on December 19, 2003, and Item 1 hereof shall supersede the financial information set forth in our earlier reports on Form 10-KSB, Form 8-K and Form 10-QSB.

3.     Description of Corporate Structure and Business Operations

        The Company was a non-operating public shell with no subsidiaries, associates or affiliates and no active business operations before acquisition of CTGH. The acquisition of CTGH has restructured the Company into an incorporated group and switched the Company into active business operations, upon which the Company has become one of a few listed companies engaged in e-gaming business.

3.1   CTGH—A Financial Operation Center for the Group

        CTGH has been incorporated as an investment holding company primarily for acquiring established licensed e-gaming operators and e-gaming related software developers through capital transactions. It has acquired and currently holds 100% equity shares of PVD, which in turn owns 100% of PVI. As an investment holding company, CTGH operates at the corporate level as a financial operation center for the Group, focusing primarily on the Group's strategic financial planning and financial resources allocation, investment control, capital raising and capital transactions for business acquisition, and capitalization of its subsidiary companies, while exercising general administration for the Group as well.

3.2   PVD—A Technical Operation Center for the Group

        PVD is the shareholder of 100% of PVI, but it does not run nor is involved in any gaming or wagering business operations of PVI. At the corporate level PVD has been operated as a technical operation center for the Group.

        PVD has been established as an IT specialist in system and software solutions development and technical supporting services for e-business, especially e-gaming business, with its expertise in the areas of turn-key projects for e-business operation systems, WAN/LAN/VPN network architecture and engineering, internet security control, customized data center development, website design and development, comprehensive e-gaming system solutions and multi-language platforms for e-gaming systems, and VoIP solutions for call center operations. PVD has not yet commercialized its products and services to the market, and its operations have been so far primarily for supporting the technical needs of PVI.

        PVD delivered a turn-key project, which is an integrated system and network solution with a full suite of integrated technical supporting programs, in establishing the fully computerized e-gaming operation systems for PVI.

        PVD has been providing a full range of technical supporting to PVI since it has started operations, including systems audit, backup, diagnoses, upgrades and maintenance, websites maintenance and upgrades, on-going development of new operating platforms, installations and integrations of new system components, applications of new technical enhancements, monitor of systems security and diagnosis of systems efficiency on real-time basis, trouble-shooting and emergency responding on 24/7 basis, to ensure the best technical environment for PVI's business operations.

        PVD has been recently focusing on developing a new comprehensive software and network solution for online sportsbook operations on soccer events to accommodate PVI's needs in expansion of business.

3.3   PVI—A Revenue Operation Center for the Group

        PVI has been so far the only revenue generating center for the Group, while CTGH has not yet entered into new investment projects for capital gains and PVD has not yet commercialized its products and services to generate revenues.

        Incorporated and located in the Commonwealth of Dominica as an e-gaming company since April 2000, PVI has been granted an International Gaming License by the Government of Dominica to conduct an off-shore business of international sportsbook and cyber casino by way of telecommunications and the Internet. Such license is subject to annual renewal under the laws of Dominica, and PVI has been able to renew its International Gaming License every year since it has been granted. PVI's International Gaming License has been posted at its website (http://www.pacificvegas.com/license.html) for public information.

        After one year trial of operations by a contracted professional operator under a management agreement, PVI commenced its own operations in February 2002. PVI's e-gaming business operations consist of two sections, an international sportsbook and a cyber casino, and currently most of PVI's revenue is derived from its operations of the sportsbook.

Sportsbook Operations

        Sportsbook operations set out and offer various wagering options at various prices, or as known more commonly, odds or lines, for wagering on sports events (games) and take wagers at such prices, to earn a percentage of total wagers after payout for players winnings. The principal rule in sportsbook operations to avert risks of open position on a game to ensure the earnings is to achieve a balanced position on the wager book of the game, which means that half of the total wagers is on one side and the other half is on the opposite side, by changing the prices to divert wagering demands until the wagers in dollar amount line up on both sides of the book. This has been the principal guideline for PVI's sportsbook operations.

        PVI's sportsbook offers wagering options on the following selected sports events:

  Pro Baseball (Major League Baseball, MLB) games,
  Pro Basketball (National Basketball Association, NBA) games,
  Pro Football (National Football League, NFL) games,
  College Basketball (National Collegiate Athletic Association, NCAA) games,
  College Football (National Collegiate Athletic Association, NCAA) games, and
  Pro Hockey (National Hockey League, NHL) games.

        PVI operates its sportsbook by a fully computerized call center for telephone betting and a web-based sportsbook system for internet online wagering. The call center supports international telephone betting and complete customer services in multi-language (English and Asian languages), while the web-based sportsbook system supports live odds updating and internet online wagering only in English.

        Since most of PVI's clients are from Asian countries, the call center has been handling more than 90% of PVI's sportsbook business due to language.

        Both the computerized call center and the web-based sportsbook system have been operated using one integrated sports wagering system, IQ-SOFTECH under a license agreement, which is one of the best certified integrated sports wagering solutions developed by IQ-Ludorum PLC, a leading developer and provider of sports wagering software solutions, listed on London Stock Exchange (AIM), on a customized branding platform jointly developed by PVD. The call center has also been using a customized VoIP (IAD) voice messaging solution developed by PVD for recording and retrieving customer calls for transaction research and audit purposes.

        PVI's fully computerized sports wagering system is powerful and highly efficient. The system processes immediate information on the wagers of each game that have been entered either from the call center ticketing or the web-based online ticketing and calculates aggregate odds and wager positions on a real time basis. Such immediate information of aggregate odds and wager positions is critical for adjusting price quotations toward balancing the wager book. The system also calculates the betting result of each wager and updates the balance of each account automatically once the game result has been posted.

        In year 2002, PVI's sportsbook also offered wagering options and took wagers on the event of FIFA World Cup 2002, which is the biggest event of soccer sport taking place once every four years. Since the IQ-SOFTECH wagering system does not support wagering operations on soccer, the operation was on manual basis, and PVI's sportsbook operation on soccer events was discontinued when the World Cup 2002 finished.

        For the period of February 1 through December 31, 2002, PVI's sportsbook operations recorded a total turnover of sports wagers of USD$94,104,287, including USD$34,966,875 on the event of FIFA World Cup 2002 and USD$59,137,412 on other sports events, and generated a sportsbook revenue (net wager earnings from sportsbook, which is the net amount of total sports wagers less related payout) of

USD$2,229,427, including USD$267,025 from operations on the event of FIFA World Cup 2002 and USD$1,962,402 from operations on other sports events.

Cyber Casino Operations

        Cyber Casino is an internet-based interactive virtual casino operated by a computerized gaming system. PVI's cyber casino has been operated using INNOCO gaming software package under a license agreement, which is one of the best certified cyber casino software systems developed by Innoco Korea Inc, a leading developer and provider of cyber casino software solutions, on customized multi-lingual featured branding platforms jointly developed by PVD.

        The gaming software system for PVI's cyber casino operations has been tested and certified by TST (Technical Systems Testing North America Inc.), an internationally recognized Accredited Testing Facility (ATF) for e-business and e-gaming systems. PVI has been one of very few cyber casinos in e-gaming industry with such a tested and certified gaming software system which satisfies the highest technical standards for e-gaming systems. The TST Certificate has been posted on PVI's website (http://www.pacificvegas.com/TST.htm) for public information.

        Styled with a science fiction and traditional Asian theme, PVI's cyber casino offers 8 types of real-time interactive casino games, including Baccarat, Black Jack, American Roulette, Craps, Draw Poker, Paigow Poker, Video Poker, and Progressive Slots, and for players' selection all table games and card games are featured with single-player mode and multi-player mode, and all games are also featured with play-for-fun mode and real-play mode as well.

        The interactive cyber casino system runs itself. With the intuitive and user-friendly multi-language interface, PVI's cyber casino system enables clients to register (sign-up) to open an account, make deposits, select and play favorite games, withdraw funds, view account balance and history, chat with other players, and communicate with PVI's customer services team online. With the real-time reporting function and integrated back-office module, PVI's cyber casino system also enables the management to monitor all account activities and process all customer services and regulatory compliance works online.

        The e-gaming industry has witnessed that cyber casino was popular for only a short period because most players, particularly Asian players enjoy the live ambiance and dynamic feelings when they are gaming in a land-based casino, but cyber casino could not provide such atmosphere. For this reason, the business of cyber casino has been deteriorating dramatically since mid 2002 and PVI's cyber casino operations have experienced the same situation.

        PVI's cyber casino operations recorded a total turnover of casino wagers of USD$458,202 with a cyber casino revenue (net wager earnings from cyber casino, which is the net amount of total casino wagers less related payout) of USD$17,600 for the period of February 1 through September 30, 2002. There has been no activities of customer wagering on PVI's cyber casino since October 2002.

Sales and Marketing

        PVI's sales and marketing efforts have been focused on Asia and Europe, while approximately 90% of business has been from Asian countries in terms of dollar amount and number of clients.

        For the year ended December 31, 2002, PVI achieved total gross wagers of USD$94.56 million and a total revenue of USD$2.50 million.

        In the past three years, PVI has successfully established its own brand name of "Pacific Vegas", which is now well known, particularly in Asia, as one of the leading profiles in e-gaming industry., with excellent credibility. "Pacific Vegas" as the trademark of PVI has been registered in the Commonwealth of Dominica.

        PVI is one of the earliest sportsbook operators that introduced the major American sports (NBA, NFL, MLB, NCAA College Basketball and College Football, and NHL) events into Asian sportsbook market and conducted a series of marketing activities to promote the business. Starting this year PVI has made a strategic change of its pricing approaches in its sportsbook operations to attract more business to increase its market share, and as shown in the Statements of Operations presented in Item 1 hereof, the result has been positive and encouraging.

        Having realized the tremendous potential of Asian sportsbook market on soccer events, PVI has been working together with PVD to use the best technology available to implement a web-based integrated operation system supporting a wide range of wagering options on soccer events, and preparing to re-launch its sportsbook operations on soccer events.

        PVI's cyber casino was the first cyber casino which incorporated a mini-browser into user interface to accommodate the players with news and events broadcasting, FAQs, online chat and many other features. However, such features are no longer attractive. Having realized that the sunset of cyber casino business is a common situation in e-gaming industry, and that cyber casino needs to embark on a new run of technology innovation to create a new experience for the players, not just a Flash version with higher speed and better audio and visual effects but a new dynamic environment with exiting live atmosphere which can challenge the land-based casino, PVI has therefore ceased all marketing plans for its existing cyber casino operations and started to work together with PVD to look for such technology innovation to rebuild the attractiveness of cyber casino, and PVI believes that the market potential for cyber casino will be magnificent when such a new generation of cyber casino becomes available, particularly in Asia.

        It has been PVI's policy that players with PVI's sportsbook and/or cyber casino must be over 18 years old and that PVI does not accept clients from America, Canada, Hong Kong and Dominica. PVI has posted such policy at its websites (http://www.pvsportsbook.com/signup for sportsbook and http://www.pvcasino.com/eindex.html for cyber casino) and implemented in its computerized system an effective mechanism of Age Verification by credit card authorization (or ID verification) and Location Verification by IP address authentication, which meets the standards of the e-gaming industry, to ensure the compliance of this policy. The compliance of this policy has been monitored by the regulatory authorities of Dominica to satisfy the statutory criteria under the laws of Dominica for annual renewal of the International Gaming License.

4.     Results of Operations for the 3-Month Period Ended March 31, 2003

4.1    Revenue

        As a non-operating public shell the Company had no active business operations and no revenue before acquisition of CTGH. The acquisition of CTGH has switched the Company into active business operations of revenue generating.

        Prior to February 1, 2002, CTGH's activities principally had been developing an e-gaming business and the test run of the gaming system by an independent operator contracted by PVI. The contracted operator was responsible for all wager revenue and payout, and PVI received from the operator a management fee of USD$0.25 million for January 2002. Commencing February 1, 2002, PVI has been operating the gaming system itself and responsible for all wager revenue and payout respectively.

        For the quarterly period ended March 31, 2003, the Company has recorded total gross wagers of USD$30.25 million, indicating an increase of 150.07% as compared to the same period of last year, confirming the success of our change of pricing approaches in PVI's sportsbook operations to attract more business to increase our market share.

        Revenue for this period was USD$0.76 million, which is the net amount of total gross wagers after total payout, less than the same period of last year by USD$0.25 million. It should be noticed that in

January 2002 there was a revenue of USD$0.25 million as management fee from the prior contracted operator of PVI, and such management fee was terminated since PVI has taken over the operations onto its own hands as of February 1, 2002 when the management agreement with the operator was terminated upon completion.

        With net wager earnings of USD$0.76 million, the ratio of net wager earnings (net wager earnings against total wagers) for the period was 2.50%, which meets the average level of the industry, but is significantly lower than 6.41% of the same period of last year due to our change of pricing approaches in PVI's sportsbook operations to attract more business to increase our market share.

        Through our change of pricing approaches, our business volume of sportsbook in terms of gross wagers had increased by more than double, and our ratio of net wager earnings had been stabilized to the average level of the industry, indicating not only our success in expansion of business volume, but also our improvement in control of open position risks in sportsbook operations. As mentioned above, sportsbook operations set out and offer various wagering options at various prices for wagering on sports events and take wagers at such prices, to earn the net wager earnings. The principal rule in sportsbook operations to avert risks of open position on a game to ensure net wager earnings is to achieve a balanced position on the wager book of the game, by changing the prices for wagering to divert the wagering demands until the wagers in dollar amount line up on both sides of the book. This has been the principal guideline for PVI's sportsbook operations. It is the management's strategy to change our pricing approaches based on the ratio of net wager earnings at average level of the sportsbook industry to attract more business to increase our market share as well as to improve our balance of wager book, as the more wagers a sportsbook can receive, the easier for it to balance its wager book, and the better position for it to make net wager earnings. This is one of the key success factors for sportsbook business.

        For the reasons as stated above, there was no wagers and no revenue on cyber casino for this period.

4.2   Expenses

        Total expenses for the period was USD$0.51 million, including USD$0.42 million for operating expenses (selling, general and administrative expenses) and USD$0.09 million for depreciation, representing 67.31% of revenue and other Income. As compared to the same period of last year, total expenses for this period increased by 16.69% or USD$0.07 million, mainly due to the expenses for professional (lawyer) fees related to the reverse acquisition of CTGH.

4.3   Profit

        Profit before income tax for the period was USD$0.25 million, which is also the net profit for the period since there is no income tax applicable, representing 32.69% of revenue and other income or 0.82% of total gross wagers. The net profit for this period was USD$0.33 million less compared to the same period of last year, mainly due to the aforementioned termination of the management fee income and increase in expenses.

4.4   Changes in Financial Condition

        The Company had a decrease of USD$98,345 as net change in our cash-flow condition at the end of this quarterly period.

        Net profits derived from operations have been the most important source of our cash in-flow. For the above stated reasons, the net profit for this period decreased by USD$330,451 as compared to the same period of last year. This was a major factor resulted in a negative change in our cash-flow condition.

        Mainly by rescheduling payments for office rental, there was an increase of USD$200,607 in accounts payable in this period.

        The net balance of shareholder's account reduced by USD$55,872, and the remaining balance of USD$260,600 has been scheduled to be repaid by the end of this year.

        The increase in our accounts receivable was also a major factor resulting in a negative change in our cash positions. While our gross wagers for the period increased by 150.07% as compared to the same period of last year, our accounts receivable increased by USD$722,885.

        There is no allowance for doubtful accounts, as we expect no bad debts and the Company has experienced no credit loss in its history.

5.     Management's Plans

        The Company as a group has been on its way towards one of the leading operators in e-gaming industry in Asia. Having realized the tremendous market potential in Asia, the emerging market for e-gaming business, management has been preparing to expand our business in Asia with the plans for:

  PVI to develop more products and services with multi-language support to promote its business of web-based online sports wagering and expand its business for wagering on soccer events, to enhance its competitiveness and increase its market share to generate more revenues;

  PVD to develop and implement functional software solutions with multi-language features to support PVI's expansion in business of web-based online sports wagering and wagering on soccer events;

  PVD to further develop and enhance its products and services and transform itself into revenue generating operations by commercializing its products and services to the e-gaming industry, to support the Company to expand and diversify revenue resources;

  CTGH to acquire established licensed sportsbook operators in Asia, to further support PVI's expansion in business of wagering on soccer events in Asia.

ITEM 3. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of management, the Company's principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(c) under the Exchange Act) related to the Company as of a date within 90 days prior to the filing date of this report, and concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        However, as reported in Item 2 hereof, to verify and correct the historical reporting errors and omissions in the previous annual report on Form 10-KSB for the year ended December 31, 2002 which was prepared and filed by prior management of the Company, for which prior management shall be responsible, current management has taken necessary time to take necessary actions to complete an appropriate process of re-statement and re-audit of the Company's financial statements for the subject historical period, based on which the Company's financial statements for the current period shall be adjusted accordingly, and for this particular reason, as an individual and special case, our filing of Form 10-QSB for the quarterly periods ended June 30, 2003 and September 30, 2003 has been delayed and exceeded the time required by the SEC rules. The Company's principal executive officer and principal financial officer have noticed and evaluated this case, and believe this is an individual and special case in light of the particular circumstances, and such an individual and special case shall not otherwise or further affect the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-14(c)/15d-14(c) under the Exchange Act related to this Company.

(b)
Changes in Internal Controls

        There were no significant changes made in the Company's internal controls during the period covered by this report or, to the knowledge of the Company's principal executive officer and principal financial officer, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 19, 2003

Pacific Vegas Global Strategies, Inc.
(Registrant)

By: /s/ RAYMOND CHOU Raymond Chou President & Chief Executive Officer	By: /s/ RICHARD WANG Richard Wang Executive Vice President & Chief Financial Officer

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

        None.

ITEM 2. CHANGES IN SECURITIES:

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        None.

ITEM 5. Other Information

Changes of Registrant's Officers and Directors

        As of January 8, 2003, upon completion of the acquisition of CTGH, Mr. Raymond Chou has become the Sole Director, Chief Executive Officer, and President for the Company, as reported in Item 6 of our Current Report on Form 8-K filed on January 10, 2003.

        As of January 8, 2003, upon completion of the acquisition of CTGH, Mr. Richard Wang has been appointed as Executive Vice President and Chief Financial Officer for the Company.

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K

During the quarterly period for which this Form 10-QSB/A is filed, the Company has filed the following reports on Form 8-K:

Current Report on Form 8-K, on January 10, 2003, for Item 1, 2, 5 and 6;
Current Report on Form 8-K, on February 14, 2003, for Item 1, 2, 4, 5 and 6; and
Current Report on Form 8-K, on March 11, 2003, for Item 1, 2, 4 and 7.

However, information set forth in the above listed reports has been updated by our amended current reports on Form 8-K filed on July 7, 2003, September 25, 2003, November 6, 2003 and December 19, 2003 respectively.