Form 10QSB
period 2003-06-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2003-12-19
CIK 1163612

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

99,963,614 shares of Common Stock, with no par value, were issued and outstanding as of the date of June 30, 2003.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
Condensed Consolidated Statements of Operations
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
ITEM 3.	CONTROLS AND PROCEDURES
PART II	OTHER INFORMATION
ITEM 1.	Legal Proceedings
ITEM 2.	Changes in Securities
ITEM 3.	Defaults upon Senior Securities
ITEM 4.	Submission of Matters to a Vote of Security Holders
ITEM 5.	Other Information
ITEM 6.	Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS

PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For Three and Six Months Ended June 30, 2003 and 2002

		Three Months Ended June 30		Six Months Ended June 30
	Note	2003	2002	2003	2002
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		USD$	USD$	USD$	USD$
Total Revenue	5	212,801	560,990	969,059	1,570,897

Expenses
Selling, General & Administrative Expenses		409,158	397,428	831,030	744,512
Depreciation		89,330	93,526	178,660	184,524

Total Expenses		498,488	490,954	1,009,690	929,036

Operating Profit (Loss)		(285,687)	70,036	(40,631)	641,861
Add: Interest Income		1,611	4	4833	6,908

Profit (Loss) before Income Tax		(284,076)	70,040	(35,798)	648,769

Less: Income Tax		N/A	N/A	N/A	N/A

Net Profit (Loss)		(284,076)	70,040	(35,798)	648,769

Earnings (Loss) per Share—Basic	7	(0.28) Cents	0.12 Cents	(0.04) Cents	1.08 Cents

Weighted Average Number of Common Stock Outstanding		99,963,614	60,174,936	99,963,614	60,173,023

See notes to condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As at June 30, 2003 and December 31, 2002

	Note	June 30, 2003	December 31, 2002
		(Unaudited) USD$	(Audited) USD$
Assets
Current assets
Cash and cash equivalents		22,266	124,453
Accounts Receivable, Net of Allowance for Doubtful Accounts of Nil in 2002 and 2003		1,147,622	311,961
Due from Shareholder		243,065	339,434
Other Current Assets		8,655	50,896

Total Current Assets		1,421,608	826,744
Property, Plant and Equipment—Net	8	1,087,879	1,265,628
Deposits		124,575	113,233

Total Assets		2,634,062	2,205,605

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable		527,094	59,493
Accrued Expenses		164,081	134,326
Due to Shareholder		32,493	22,962
Other Payables		45,540	14,160

Total Current Liabilities		769,208	230,941

Commitments and Contingencies	11
Shareholders' Equity
As at June 30, 2003 and December 31, 2002, Total 100,000,000 Shares of Common Stock with No Par Value Authorized
As at June 30, 2003 and December 31, 2002, 99,963,614 Shares and 99,963,614 Shares (as Restated) of Common Stock with No Par Value, Respectively, Issued and Outstanding
Additional Paid-in Capital	9	2,425,988	2,500,000
Accumulated Loss		(561,134)	(525,336)

Total Shareholders' Equity		1,864,854	1,974,664

Total Liabilities and Shareholders' Equity		2,634,062	2,205,605

See notes to condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for Six Months Ended June 30, 2003 and 2002

	June 30, 2003	June 30, 2002
	(Unaudited)	(Unaudited)
	USD$	USD$
Cash Flows from Operating Activities
Net Profit (Loss)	(35,798)	648,769
Adjustment to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Depreciation of property, plant and equipment	178,660	184,524
Changes in Operating Assets and Liabilities
Accounts Receivable	(835,661)	(18,550)
Other Current Assets	42,241	(11,423)
Deposits	(11,342)	(13,483)
Accounts Payable	393,589	(300,000)
Accrued Expenses	29,755	5,215
Other Payables	31,380	18,726

Net Cash Provided by (Used in) Operating activities	(207,176)	513,778

Cash Flows from Investing Activities
Purchases of Property, Plant and Equipment	(911)	(137,881)

Net Cash Used in Investing Activities	(911)	(137,881)

Cash Flows from Financing Activities
Additional Paid-in Capital		(500,001)
Deferred Offering Costs		(90,000)
Due to/from Shareholder	105,900	384,377

Net Cash Provided by (Used in) Financing Activities	105,900	(205,624)

Net Increase (Decrease) in Cash and Cash Equivalents	(102,187)	170,273
Cash and Cash Equivalents at Beginning of Period	124,453	9,731

Cash and Cash Equivalents at End of Period	22,266	180,004

Major Non-cash Transactions
Capitalization of Shareholder's Account for Issuance of Common Stock of a Subsidiary		2,499,999

See notes to condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for Six Months Ended June 30, 2003 and 2002

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

2.     Preparation of Interim Financial Statements

        The accompanying unaudited condensed consolidated financial statements as of June 30, 2003 and for the three-month and six-month periods ended June 30, 2003 and 2002, have been prepared without audit pursuant to the rules and regulations of Securities and Exchange Commission ("SEC") that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2003 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted pursuant to the rules and regulations of SEC. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB/A for the year ended December 31, 2002 and the Form 8-K/A for the information of Cyber Technology Group Holdings Limited ("CTGH"), both filed on December 19, 2003. The results of operations for the three-month and six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results to be expected for the full year.

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

        In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Subject to certain exception, this statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and all provisions of this statement should be applied prospectively. The Group had no derivative instruments outstanding and the adoption of SFAS No. 149 has no impact on the Group's consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatory redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Group had no financial instruments outstanding and the adoption of SFAS No. 150 has no impact on the Group's consolidated financial statements.

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

5.     Revenue

        Revenue represents the net wager earnings, which is the net amount of total wagers less total payout, and management fee received by the Company. The amount of each category of revenue recognized during the period is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	USD$	USD$	USD$	USD$
Gross Wagers	18,938,701	44,982,664	49,190,386	56,830,118
Less: Payout	(18,725,900)	(44,421,674)	(48,221,327)	(55,509,221)

Net Wager Earnings	212,801	560,990	969,059	1,320,897
Management Fee				250,000

Total Revenue	212,801	560,990	969,059	1,570,897

6.     Comprehensive Income

        For the three-month and six-month periods ended June 30, 2003 and 2002, the total comprehensive income represents the net profit (loss) for the period.

7.     Earnings (Loss) per Share

        Basic earnings (loss) per common share is based on the weighted average number of common stocks outstanding during each period as restated as a result of the recapitalization, as described in Note 4.

        The Company had no potential common stock instruments with a dilutive effect for any period presented, therefore basic and diluted earnings per share are the same. The 60,000,000 shares in connection with the recapitalization, as described in Note 4, were included in the computation of earnings (loss) per share as if outstanding at the beginning of each period presented.

8.     Property, Plant and Equipment—Net

        Summary of property, plant and equipment is as follows:

	As of June 30, 2003	As of December 31, 2002
	(Unaudited)	(Audited)
	USD$	USD$
Network system	831,405	831,405
Telecommunication system	56,708	56,708
Office equipment	48,632	47,721
Leasehold improvement	13,651	13,651
Furniture and fixtures	1,301	1,301
Website development	834,900	834,900

Total Property, Plant and Equipment—Cost	1,786,597	1,785,686
Less: Accumulated depreciation	(698,718)	(520,058)

Total Property, Plant and Equipment—Net	1,087,879	1,265,628

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

11.   Commitments

        As of December 31, 2002 and June 30, 2003, the Company had commitments under non-cancelable operating lease payments in respect of land and buildings as follows:

	As of June 30, 2003	As of December 31, 2002
	(Unaudited)	(Audited)
	USD$	USD$
December 31, 2003		9,290
June 30, 2004	81,591
June 30, 2005	38,461

	120,052	9,290

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

1.     Revenue

        The Company's revenue for the six-month period ended June 30, 2003 were generated from sportsbook operations of Pacific Vegas International Ltd. ("PVI"), the Company's wholly owned subsidiary incorporated and located in the Commonwealth of Dominica and operating a business of international sportsbook and cyber casino under the laws of the Commonwealth of Dominica.

        For the three months ended June 30, 2003, the Company had accomplished gross wagers of USD$18.94 million, which sums up the gross wagers for the first six-month of 2003 to USD$49.19 million.

        Gross wagers for the second quarter was less than the first quarter this year by USD$11.31 million or 37.40%, because the 2002/2003 tournament of most sports leagues for PVI's sportsbook operations ended during the second quarter of 2003. A slow season for approximately two months for PVI's sportsbook operations started in the month of June.

        Comparing to the same period of last year, gross wagers for the first six months of this year had decreased by USD$7.64 million or 13.44%. However, taking into account that in June 2002 there were gross wagers of USD$34.97 million from PVI's sportsbook operations on the event of FIFA World Cup 2002, the biggest soccer event taking place once every four years, and for technical reasons PVI has suspended its sportsbook operations on soccer events since the World Cup 2002 finished, the gross wagers from PVI's sportsbook operations on all other sports events for the first six months of 2003 has in fact increased by USD$27.78 million or 129.71%, which confirms the success of our change of pricing approaches in PVI's sportsbook operations to attract more business to increase our market share.

        For the quarterly period ended June 30, 2003, revenue (net wager earnings, which is the net amount of total gross wagers less total payout) was USD$0.21 million, which sums up the total revenue for the first six months of 2003 to USD$0.97 million, while it was USD$0.56 million and USD$1.57 million for the same periods of last year respectively. However, taking into account that in January 2002 there was a management fee income of USD$0.25 million from the prior contracted operator of PVI and such management fee was terminated when PVI took over the operations onto its own hands as of February 1, 2002 upon completion of the management contract, and in June 2002 there was a revenue of USD$0.27 million from PVI's sportsbook operations on the event of FIFA World Cup 2002 and such operations have been suspended since the World Cup 2002 finished, the amount of total revenue from PVI's sportsbook operations on all other sports events for the first six months of 2003 had in fact remained steady in dollar amount as comparing to the same period of last year.

        The ratio of net wager earnings (net wager earnings against total wagers) on sportsbook operations for the first six months of 2003 was 1.97%, which is fairly close to the average level of the industry, but lower than 4.84% of the same period of last year (excluding net wager earnings on the event of FIFA World Cup 2002), due to our change of pricing approaches in PVI's sportsbook operations to attract more business to increase our market share. For this reason, our total revenue from sportsbook operations (without operations on soccer events) had remained steady in dollar amount while our gross wagers increased by 129.71% for the first six months of 2003 as comparing to the same period of last year.

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

        For the reasons as stated in our amended quarterly report on Form 10-QSB/A for the first quarter of 2003 filed on December 19, 2003, there was no wagers and no revenue from PVI's cyber casino operations for this period.

2.     Expenses

        Total expenses for the quarterly period ended June 30, 2003 was USD$0.50 million, including USD$0.41 million for operating expenses (selling, general and administrative expenses) and USD$0.09 million for depreciation. Comparing to the same period of last year, there was no material changes in total expenses in terms of dollar amount.

        For the first six months of 2003, total expenses summarized to USD$1.01 million, including USD$0.83 million for operating expenses (selling, general and administrative expenses) and USD$0.18 million for depreciation. As compared to the same period of last year, total expenses for the first six months of 2003 had increased by USD$0.08 million or 8.68%, mainly due to the expenses for professional (lawyer) fees related to the reverse acquisition of CTGH, while other operating expenses had been reduced slightly.

3.     Loss

        The Company encountered a net loss of USD$0.28 million for the quarterly period ended June 30, 2003, mainly due to decrease in revenue during the slow season of PVI's sportsbook operations, which accumulated the loss for the first six months of 2003 to a total of USD$0.04 million, representing 3.68% of total revenue and other income or 0.07% of gross wagers for the period.

4.     Changes in Financial Condition

        The Company has a decrease of USD$102,187 as net change in our cash-flow condition at the end of this period.

        While our gross wagers from sportsbook operations for the first six months of this year had increased by 129.71% as compare to the same period of last year, our accounts receivable had increased by USD$835,661. This was a major factor that resulted in a negative change in our cash positions.

        There is no allowance for doubtful accounts, as we expect no bad debts and the Company has experienced no credit loss in its history.

        For the reasons stated above in relation to revenue and expenses, the Company encountered a net loss of USD$0.28 million for this quarterly period, accumulating the loss for the first six months of 2003 to a total of USD$0.04 million, which was another main factor resulting in a negative change in our cash-flow condition.

        Mainly by rescheduling payments for office rental, there was an increase of USD$424,969 in accounts payable in the first six months of 2003.

        The net balance of shareholder's account had reduced by USD$105,900, and the remaining balance has been scheduled to be repaid by end of this year.

5.     Management's Projection

        Since PVI's operations have been the only revenue generating operations for the Company and PVI's sportsbook operations will continue to be in slow season until mid August, it has been anticipated that the profit (loss) for the Company for the third quarter of this year will continue to be negative.

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

        However, as reported in our amended quarterly report for the first quarter of 2003 on Form 10-QSB/A filed on December 19, 2003, to verify and correct the historical reporting errors and omissions in the previous annual report on Form 10-KSB for the year ended December 31, 2002 which was prepared and filed by prior management of the Company, for which prior management shall be responsible, current management has taken necessary time to take necessary actions to complete an appropriate process of re-statement and re-audit of the Company's financial statements for the subject historical period, based on which the Company's financial statements for the current period shall be adjusted accordingly, and for this particular reason, as an individual and special case, our filing of Form 10-QSB for the quarterly periods ended June 30, 2003 and September 30, 2003 has been delayed and exceeded the time required by the SEC rules. The Company's principal executive officer and principal financial officer have noticed and evaluated this case, and believe this is an individual and special case in light of the particular circumstances, and such an individual and special case shall not otherwise or further affect the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-14(c)/15d-14(c) under the Exchange Act related to this Company.

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

32.1
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K

During the quarterly period for which this Form 10-QSB is filed, the Company has filed no reports on Form 8-K.

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