Form 10QSB
period 2003-09-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2003-12-19
CIK 1163612

Use these links to rapidly review the document
TABLE OF CONTENTS

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003

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

        99,963,614 shares of Common Stock, with no par value, were issued and outstanding as of the date of September 30, 2003.

        Transitional Small Business Disclosure Format (check one):    Yes ☐    No ☒

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For Three and Nine Months Ended September 30, 2003 and 2002

		3 Months Ended September 30		9 Months Ended September 30
	Note	2003	2002	2003	2002
		(Unaudited) USD$	(Unaudited) USD$	(Unaudited) USD$	(Unaudited) USD$
Revenue	5	426,017	445,770	1,395,076	2,016,667

Expenses
Selling, General & Administrative Expenses		452,552	479,128	1,283,582	1,223,640
Depreciation		89,363	94,009	268,023	278,533

Total Expenses		541,915	573,137	1,551,605	1,502,173

Operating Profit (Loss)		(115,898)	(127,368)	(156,529)	514,494
Add: Interest Income		3,221	4,832	8,054	11,740

Profit (Loss) before Income Tax		(112,677)	(122,535)	(148,475)	526,234

Less: Income Tax		N/A	N/A	N/A	N/A

Net Profit (Loss)		(112,677)	(122,535)	(148,475)	526,234

Earnings (Loss) per Share—Basic	7	(0.11) Cents	(0.20) Cents	(0.15) Cents	0.87 Cents

Weighted Average Number of Common Stock Outstanding		99,963,614	60,176,828	99,963,614	60,174,305

See notes to condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As at September 30, 2003 and December 31, 2002

	Note	September 30, 2003	December 31, 2002
		(Unaudited) USD$	(Audited) USD$
Assets
Current assets
Cash and cash equivalents		49,869	124,453
Accounts Receivable, Net of Allowance for Doubtful Accounts of Nil in 2002 and 2003		1,460,232	311,961
Due from Shareholder		209,924	339,434
Other Current Assets		10,088	50,896

Total Current Assets		1,730,113	826,744
Property, Plant and Equipment—Net	8	1,000,504	1,265,628
Deposits		124,203	113,233

Total Assets		2,854,820	2,205,605

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable		759,891	59,493
Accrued Expenses		144,000	134,326
Due to Shareholder		164,934	22,962
Other Payables		33,818	14,160

Total Current Liabilities		1,102,643	230,941

Commitments and Contingencies	11
Shareholders' Equity
As at September 30, 2003 and December 31, 2002, Total 100,000,000 Shares of Common Stock with No Par Value Authorized
As at September 30, 2003 and December 31, 2002, 99,963,614 Shares and 99,963,614 Shares (as Restated) of Common Stock with No Par Value, Respectively, Issued and Outstanding
Additional Paid-in Capital	9	2,425,988	2,500,000
Accumulated Losses		(673,811)	(525,336)

Total Shareholders' Equity		1,752,177	1,974,664

Total Liabilities and Shareholders' Equity		2,854,820	2,205,605

See notes to condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for Nine Months Ended September 30, 2003 and 2002

	September 30, 2003	September 30, 2002
	(Unaudited) USD$	(Unaudited) USD$
Cash Flows from Operating Activities
Net Profit (Loss)	(148,475)	526,234
Adjustment to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Depreciation of property, plant and equipment	268,022	278,533
Changes in Operating Assets and Liabilities
Accounts Receivable	(1,148,271)	596,589
Other Current Assets	40,808	(12,398)
Deposits	(10,970)	(13,483)
Accounts Payable	626,386	(291,837)
Accrued Expenses	9,674	(50,669)
Other Payables	19,658	18,726

Net Cash Provided by (Used in) Operating Activities	(343,168)	1,051,695

Cash Flows from Investing Activities
Purchases of Property, Plant and Equipment	(2,898)	(147,502)

Net Cash Used in Investing Activities	(2,898)	(147,502)

Cash Flows from Financing Activities
Additional Paid-in Capital		(500,001)
Deferred Offering Costs		(90,000)
Due to/from Shareholder	271,482	24,257

Net Cash Provided by (Used in) Financing Activities	271,482	(565,743)

Net Increase (Decrease) in Cash and Cash Equivalents	(74,584)	338,449
Cash and Cash Equivalents at Beginning of Period	124,453	9,731

Cash and Cash Equivalents at End of Period	49,869	348,180

Major Non-cash Transactions
Capitalization of Shareholder's Account for Issuance of Common Stock of a Subsidiary		2,499,999

See notes to condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for Nine Months Ended September 30, 2003 and 2002

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

2.     Preparation of Interim Financial Statements

        The accompanying unaudited condensed consolidated financial statements as of September 30, 2003 and for the three-month and nine-month periods ended September 30, 2003 and 2002, have been prepared without audit pursuant to the rules and regulations of Securities and Exchange Commission ("SEC") that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2003 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted pursuant to the rules and regulations of SEC. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB/A for the year ended December 31, 2002 and the Form 8-K/A for the information of Cyber Technology Group Holdings Limited ("CTGH"), both filed on December 19, 2003. The results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results to be expected for the full year.

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

5.     Revenue

        Revenue represents the net wager earnings, which is the net amount of total wagers less total payout, and management fee received by the Company. The amount of each category of revenue recognized during the period is as follows:

	3 Months Ended September 30		9 Months Ended September 30
	2003	2002	2003	2002
	(Unaudited) USD$	(Unaudited) USD$	(Unaudited) USD$	(Unaudited) USD$
Gross Wagers	17,447,762	7,526,316	66,638,148	64,356,434
Less: Payout	(17,021,745)	(7,080,546)	(65,243,072)	(62,589,767)

Net Wager Earnings	426,017	445,770	1,395,076	1,766,667
Management Fee				250,000

Total Revenue	426,017	445,770	1,395,076	2,016,667

6.     Comprehensive Income

        For the three-month and nine-month periods ended September 30, 2003 and 2002, the total comprehensive income represents the net profit (loss) for the period.

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

8.     Property, Plant and Equipment—Net

        Summary of property, plant and equipment is as follows:

	As of September 30, 2003	As of December 31, 2002
	(Unaudited) USD$	(Audited) USD$
Network system	833,392	831,405
Telecommunication system	56,708	56,708
Office equipment	48,632	47,721
Leasehold improvement	13,651	13,651
Furniture and fixtures	1,301	1,301
Website development	834,900	834,900

Total Property, Plant and Equipment—Cost	1,788,584	1,785,686
Less: Accumulated depreciation	(788,080)	(520,058)

Total Property, Plant and Equipment—Net	1,000,504	1,265,628

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

11.   Commitments

        As of December 31, 2002 and September 30, 2003, the Company had commitments under non-cancelable operating lease payments in respect of land and buildings as follows:

	As of September 30, 2003	As of December 31, 2002
	(Unaudited) USD$	(Audited) USD$
December 31, 2003		9,290
September 30, 2004	79,257
September 30, 2005	19,231

	98,488	9,290

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

1.     Revenue

        The Company's revenue for the nine months ended September 30, 2003 were derived from the sportsbook operations of Pacific Vegas International Ltd. ("PVI"), the Company's wholly owned subsidiary incorporated and located in the Commonwealth of Dominica and operating a business of international sportsbook and cyber casino under the laws of the Commonwealth of Dominica.

        For the three months ended September 30, 2003, the Company had achieved gross wagers of USD$17.45 million, accumulating the total gross wagers for the first nine months of 2003.to USD$66.64 million.

        Comparing to the previous quarterly periods of this year, gross wagers for this third quarter was less than the first quarter by USD$12.80 million or 42.32%, and less than the second quarter by USD$1.49 million or 7.87%, because the sportsbook operations were in slow season for almost one and half months until mid August when most sports leagues started their 2003/2004 tournaments for the new season.

        As compared to the same periods of last year, gross wagers for the third quarter of 2003 had increased by USD$9.92 million or 131.82%, and gross wagers for the first nine months of 2003 had increased by USD$2.28 million or 3.55%. It shall be noticed that in June 2002 there were gross wagers of USD$34.97 million from PVI's sportsbook operations on the event of FIFA World Cup 2002 and for technical reasons PVI has suspended its sportsbook operations on soccer events since the World Cup 2002 finished, the gross wagers from PVI's sportsbook operations on all other sports events for the first nine months of 2003 had in fact increased by USD$37.71 million or 130.33%, which had confirmed, three quarters in a row this year, the success of our change of pricing approaches in PVI's sportsbook operations to attract more business to increase our market share.

        For the quarterly period ended September 30, 2003, revenue was USD$0.43 million, which sums up the total revenue for the first nine months of 2003 to USD$1.40 million, while it was USD$0.45 million for the third quarter of 2002 and USD$ 2.02 million for the first nine months of 2002 respectively. However, taking into account that in January 2002 there was a management fee income of USD$0.25 million from the prior contracted operator of PVI, and in June 2002 there was a revenue of USD$0.27 million from PVI's sportsbook operations on the event of FIFA World Cup 2002, the amount of total revenue from PVI's sportsbook operations on all other sports events for the first nine months of 2003 had in fact remained no material changes in dollar amount as compared to the same period of last year.

        The ratio of net wager earnings (net wager earnings against total wagers) for sportsbook operations for the first nine months of 2003 was 2.09%, which is fairly close to the average level of the sportsbook industry, but significantly lower than 5.12% of the same period of last year (excluding net wager earnings on the event of FIFA World Cup 2002), due to our change of pricing approaches in PVI's sportsbook operations to attract more business to increase our market share. For this reason, our total revenue from sportsbook operations (without operations on soccer events) had remained no material changes in dollar amount while our gross wagers from sportsbook operations increased by 130.33% for the first nine months of 2003 as compared to the same period of last year.

        Through our change of pricing approaches, our business volume of sportsbook in terms of gross wagers had increased by more than double, and our ratio of net wager earnings had been stabilized to the average level of the industry, indicating not only our success in expansion of business volume, but also our improvement in control of open position risks in sportsbook operations. As explained in our previous quarterly reports, sportsbook operations set out and offer various wagering options at various prices for wagering on sports events and take wagers at such prices, to earn the net wager earnings. The principal rule in sportsbook operations to avert risks of open position on a game to ensure net wager earnings is to achieve a balanced position on the wager book of the game, by changing the prices for wagering to divert the wagering demands until the wagers in dollar amount line up on both sides of the book. This has been the principal guideline for PVI's sportsbook operations. It is the management's strategy to change our pricing approaches based on the ratio of net wager earnings at average level of the sportsbook industry to attract more business to increase our market share as well as to improve our balance of wager book, as the more wagers a sportsbook can receive, the easier for it to balance its wager book, and the better position for it to make net wager earnings. This is one of the key success factors for sportsbook business.

        For the reasons as stated in our amended quarterly report on Form 10-QSB/A for the first quarter of 2003 filed on December 19, 2003, there was no wagers and no revenue from PVI's cyber casino operations during this third period of 2003.

2.     Expenses

        Total expenses for the three months ended September 30, 2003 was USD$0.54 million, including USD$0.45 million for operating expenses (selling, general and administrative expenses) and USD$0.09 million for depreciation. Comparing to the same period of last year, there was no material changes in total expenses in terms of dollar amount.

        For the first nine months of 2003, total expenses summarized to USD$1.55 million, including USD$1.28 million for operating expenses (selling, general and administrative expenses) and USD$0.27 million for depreciation. As compared to the same period of last year, total expenses for the first nine months of 2003 increased by USD$0.05 million or 3.29%, mainly due to the expenses for professional (lawyer) fees related to the reverse acquisition of CTGH, while other operating expenses had been slightly reduced.

3.     Loss

        Mainly due to decrease in revenue during the slow season of PVI's sportsbook operations, the Company encountered a net loss of USD$0.11 million for the third quarter of 2003, while there was a net loss of USD$0.12 million for the same period of last year.

        The net loss for the first nine months of 2003 had accumulated to a total of USD$0.15 million, representing 10.58% of total revenue and other income or 0.22% of total gross wagers for the period, while there was a net profit of USD$0.53 million for the same period of last year, due to less revenue generated and more expenses incurred in this period as reported above.

4.     Changes in Financial Condition

        The Company had a decrease of USD$74,584 as net change in our cash-flow condition at the end of this period.

        When our gross wagers from sportsbook operations for the first nine months of this year had increased by 130.33% as compared to the same period of last year, our accounts receivable had increased by USD$1,148,271. This was a major factor that resulted in a negative change in our cash-flow condition.

        There is no allowance for doubtful accounts, as we expect no bad debts and the Company has experienced no credit loss in its history.

        For the reasons stated above, the Company encountered a net loss of USD$0.11 million for the third quarter of 2003, accumulating the net loss for the first nine months of 2003 to a total of USD$0.15 million, which was also a main factor resulting in a negative change in our cash positions.

        Mainly by rescheduling payments for office rental, our accounts payable had increased by USD$626,386 in the first nine months of 2003.

        The net balance of shareholder's account had reduced by USD$271,482, and the remaining balance has been scheduled to be repaid by the end of this year.

5.     Management's Plan

        The fourth quarter has been the peak season of a year in the Company's history in terms of revenue generating and profit making. The management has prepared our operation plan for the fourth quarter with major objectives to (1) achieve our total revenue and total net profit for the year 2003 close to the same level of last year, and (2) have our cash positions materially improved at the end of the year.

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

32.1
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K

        During the quarterly period for which this Form 10-QSB is filed, the Company has filed the following reports on Form 8-K:

  Amended current report on Form 8-K/A, on July 7, 2003, for Item 4 and 7; and
  Amended current report on Form 8-K/A, on September 25, 2003, for Item 4 and 7.

        However, information set forth in the above listed reports has been updated by our amended current reports on Form 8-K/A filed on December 19, 2003.

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