Form 10KSB/A
period 2002-12-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2004-02-17
CIK 1163612

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

☐    (Indicate by check mark whether if disclosure of delinquent filers (!229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

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

        As discussed in Note 6 to the financial statements, certain errors were discovered by the Company, which resulted in an understatement of expenses totaling $264,012 as of December 31, 2002. Accordingly, the 2002 financial statements have been restated to correct the error.

Michael Johnson & Co., LLC
Denver, Colorado
March 6, 2003
August 19, 2003

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

(Formerly Goaltimer International, Inc.)

Balance Sheets

December 31, 2002 and 2001

	Restated 2002	2001
ASSETS
Current Assets:
Cash	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable—trade	$74,012	$72,012
Accrued Interest Payable	—	35,442
Notes Payable	—	60,800

Total Current Liabilities	74,012	168,254

Stockholders' Equity:
Common Stock, no par value, 100,000,000 shares authorized, 39,963,614 and 171,112, issued and outstanding at December 31, 2002 and 2001, respectively	1,171,027	960,773
Retained Deficit	(1,245,039)	(1,129,027)

Total Stockholders' Equity	(74,012)	(168,254)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$—	$—

The accompanying notes are an integral part of these financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

(Formerly Goaltimer International, Inc.)

Statements of Operations

Years Ended December 31, 2002 and 2001

	Restated 2002	2001
REVENUES:	$—	$—
EXPENSES:
Selling and Marketing	—	—

General and Administrative	116,012	—

Total Expenses	116,012	—

OTHER REVENUES & EXPENSES:
Interest Expense	—	(4,560)
Interest Income	—	—
Loss on Investments	—	—

Total Other Revenues & Expenses	—	(4,560)

NET INCOME (LOSS)	$(116,012)	$(4,560)

Per Share Information:
Weighted average number of common shares outstanding	3,539,474	171,112

Net Loss per common share	$(0.03)	$(0.03)

The accompanying notes are an integral part of these financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

(Formerly Goaltimer International, Inc.)

Statements of Cash Flows

Years Ended December 31, 2002 and 2001

	Restated 2002	2001
Cash Flows from Operating Activites:
Net Loss	$(116,012)	$(4,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Assets & Liabilities:
Stock issued for services	114,012
Increase in accounts payable	2,000	—
Increase in accrued expenses	—	4,560

Net Cash Used in Operating Activities	—	—

Cash Flows from Investing Activities
Capital expenditures	—	—

Cash Flows Used in Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from stock issuance	—	—
Capital contributions	—
Short-term borrowings	—	—
Note principal payments	—	—

Cash Flows Provided By Financing Activities	—	—

Net (Decrease) Increase in Cash and Cash Equivalents	—	—

Cash and Cash Equivalents at Beginning of Period	—	—

Cash and Cash Equivalents at End of Period	$—	$—

Supplemental Information:
Interest Paid	$—	$—

Income Taxes Paid	$—	$—

Non-cash investing and financing activities:
Issuance of common stock in exchange for cancellation of indebtedness, including accrued interest	$96,242	$—

Issuance of 3,636 shares of common stock for services rendered	$14,495	$—

Issuance of 39,806,786 shares of common stock for services rendered	$99,517	$—

Cancellation of 160,000 shares of common stock for contribution of $400	$400	$—

The accompanying notes are an integral part of these financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

(Formerly Goaltimer International, Inc.)

Statements of Changes in Stockholders' Equity (Deficit)

Restated for Year Ended December 31, 2002

	Common Stock		Restated Retained Earnings (Deficit)	Restated Total Stockholders' Equity
	Shares	Amount
Balance—December 31, 1998	171,112	$960,773	$(1,115,347)	$(154,574)
Net Loss	—	—	(4,560)	(4,560)

Balance—December 31, 1999	171,112	960,773	(1,119,907)	(159,134)

Net Loss	—	—	(4,560)	(4,560)

Balance—December 31, 2000	171,112	960,773	(1,124,467)	(163,694)

Net Loss	—	—	(4,560)	(4,560)

Balance—December 31, 2001	171,112	960,773	(1,129,027)	(168,254)

Stock issued for cancellation of debt	5,739	96,242	—	96,242
Stock issued for services	3,636	14,495	—	14,495
Stock issued for cash	136,364	150,000		150,000
Rounding	(23)			—
Stock issued for services	39,806,786	99,517	—	99,517
Cancellation	(160,000)	400	—	400
Net Loss	—	—	(116,012)	(116,012)

Balance—December 31, 2002	39,963,614	$1,321,427	$(1,245,039)	$76,388

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

  NOTE 2—CAPITAL STOCK TRANSACTIONS

        On December 12, 2002, the Company's Board of Directors and shareholders approved the following capital stock transactions: (i) an amendment to the Articles of Incorporation increasing the number of authorized common shares to 100,000,000 and (ii) declaring a 11-for-1 reverse stock split of outstanding common stock payable as of December 12, 2002.

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

        In May 2002, the Company issued 5,739 shares for cancellation of debts and accrued interest of $96,242. In November 2002, the Company issued 140,000 for services rendered in the amount of $14,495, and in December 2002, the Company also issued 39,806,786 for services rendered in the amount of $99,517.

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

        In January 2003, the Share Exchange Agreement, noted in NOTE 2, was consummated with Cyber Technology Group Holdings, LTD.

NOTE 6—RESTATEMENTS:

        The Company has restated its statement of operations, statement of cash flows and statement of stockholders' equity for the year ended December 31, 2002 in respect of the Form 10-QSB filed on March 7, 2003, to properly disclose its issuance of 39,786,786 shares of common stock for consulting services with estimated value of $114,012, and the purchase of 136,364 shares of common stock for $150,000, and the legal and consulting expense of $150,000. As a result of these restatements, net loss for the year ended December 31, 2002 increased by $264,012 and the net loss per common share increased from ($.0002) to ($.07).

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

  ITEM 7. Financial Statements.
Financial Statements Years Ended December 31, 2002 and 2001
INDEPENDENT AUDITOR'S REPORT
PACIFIC VEGAS GLOBAL STRATEGIES, INC. (Formerly Goaltimer International, Inc.) Balance Sheets December 31, 2002 and 2001
PACIFIC VEGAS GLOBAL STRATEGIES, INC. (Formerly Goaltimer International, Inc.) Statements of Operations Years Ended December 31, 2002 and 2001
PACIFIC VEGAS GLOBAL STRATEGIES, INC. (Formerly Goaltimer International, Inc.) Statements of Cash Flows Years Ended December 31, 2002 and 2001
PACIFIC VEGAS GLOBAL STRATEGIES, INC. (Formerly Goaltimer International, Inc.) Statements of Changes in Stockholders' Equity (Deficit) Restated for Year Ended December 31, 2002
PACIFIC VEGAS GLOBAL STRATEGIES, INC. (Formerly Goaltimer International, Inc.) Notes To Financial Statements Year Ended December 31, 2002
SIGNATURES