Form 10QSB/A
period 2003-03-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2004-02-17
CIK 1163612

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For Three Months Ended March 31, 2003 and 2002

	Note	March 31, 2003	March 31, 2002
		(Unaudited) USD$	(Unaudited) USD$
Total Revenue	5	756,258	1,009,907

Expenses
Selling, General & Administrative Expenses		421,872	347,084
Depreciation		89,330	90,998

Total Expenses		511,202	438,082

Operating Profit		245,056	571,825
Add: Interest Income		3,222	6,904

Profit before Income Tax		248,278	578,729

Less: Income Tax		N/A	N/A

Net Profit		248,278	578,729

Earnings per Share — Basic	7	0.0025	0.0096

Weighted Average Number of Common Stock Outstanding		99,963,614	60,171,112

See notes to condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2003 and December 31, 2002

	Note	March 31, 2003	December 31, 2002
		(Unaudited) USD$	(Unaudited) USD$
Assets
Current assets
Cash and cash equivalents		26,108	124,453
Accounts Receivable, Net of Allowance for Doubtful Accounts of Nil in 2003 and 2002		1,034,846	311,961
Due from Shareholders		287,723	339,434
Other Current Assets		40,188	50,896

Total Current Assets		1,388,865	826,744
Property, Plant and Equipment — Net	8	1,177,209	1,265,628
Deposits		128,995	113,233

Total Assets		2,695,069	2,205,605

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable		334,112	59,493
Accrued Expenses		139,364	134,326
Due to Shareholders		27,123	22,962
Other Payables		45,540	14,160

Total Current Liabilities		546,139	230,941

Commitments and Contingencies	11
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

3. Recently Issued Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. The Group currently has no interests in variable interest entities, and

PACIFIC VEGAS GLOBAL STRATEGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for Three Months Ended March 31, 2003 and 2002 (Continued)

3. Recently Issued Accounting Pronouncements (Continued)

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

        For accounting purposes, the transaction has been treated as a recapitalization of CTGH with the Company being the legal survivor and CTGH being the accounting survivor and the operating entity. The SEC Staff's Training Manual (Division of Corporate Finance—Accounting Disclosure Rules and Practices) indicates that these transactions are considered as capital transactions in substance rather than business combinations. In accordance with this guideline, the historical financial statements prior to January 8, 2003 are those of CTGH, even though they were labeled as those of the Company. Operations prior to the recapitalization are those of the accounting survivor, CTGH, and accumulated losses of the accounting survivor, CTGH, are carried forward after the recapitalization. Earnings per share for periods prior to the recapitalization are restated to reflect the equivalent number of shares. Upon completion of the transaction, the financial statements become those of the operating company, with adjustments to reflect the changes in equity structure and receipt of the assets/liabilities of the

PACIFIC VEGAS GLOBAL STRATEGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for Three Months Ended March 31, 2003 and 2002 (Continued)

4. Reorganization (Continued)

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for Three Months Ended March 31, 2003 and 2002 (Continued)

8. Property, Plant and Equipment—Net

        Summary of property, plant and equipment is as follows:

	As of March 31, 2003	As of December 31, 2002
	(Unaudited) USD$	(Unaudited) USD$
Network System	831,405	831,405
Telecommunication System	56,708	56,708
Office Equipment	48,632	47,721
Leasehold Improvement	13,651	13,651
Furniture and Fixtures	1,301	1,301
Website Development	834,900	834,900

Total Property, Plant and Equipment — Cost	1,786,597	1,785,686
Less: Accumulated Depreciation	(609,388)	(520,058)

Total Property, Plant and Equipment — Net	1,177,209	1,265,628

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
for Three Months Ended March 31, 2003 and 2002 (Continued)

11. Commitments

        As of December 31, 2002 and March 31, 2003, the Company had commitments under non-cancelable operating lease payments in respect of land and buildings as follows:

	As of March 31, 2003	As of December 31, 2002
	(Unaudited) USD$	(Unaudited) USD$
December 31, 2003		9,290
March 31, 2004	83,891
March 31, 2005	57,692

	141,583	9,290

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

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

Dated: February 16, 2004

Pacific Vegas Global Strategies, Inc.
(Registrant)

By: /s/ RAYMOND CHOU Raymond Chou President & Chief Executive Officer	By: /s/ RICHARD WANG Richard Wang Executive Vice President & Chief Financial Officer