Form 10QSB/A
period 2003-06-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2004-02-17
CIK 1163612

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

PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For Three and Six Months Ended June 30, 2003 and 2002

		Three Months Ended June 30		Six Months Ended June 30
	Note	2003	2002	2003	2002
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		USD$	USD$	USD$	USD$
Total Revenue	5	212,801	560,990	969,059	1,570,897

Expenses
Selling, General & Administrative Expenses		409,158	397,428	831,030	744,512
Depreciation		89,330	93,526	178,660	184,524

Total Expenses		498,488	490,954	1,009,690	929,036

Operating Profit (Loss)		(285,687)	70,036	(40,631)	641,861
Add: Interest Income		1,611	4	4833	6,908

Profit (Loss) before Income Tax		(284,076)	70,040	(35,798)	648,769

Less: Income Tax		N/A	N/A	N/A	N/A

Net Profit (Loss)		(284,076)	70,040	(35,798)	648,769

Earnings (Loss) per Share—Basic	7	(0.0028)	0.0012	(0.0004)	0.0108

Weighted Average Number of Common Stock Outstanding		99,963,614	60,174,936	99,963,614	60,173,023

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
for Six Months Ended June 30, 2003 and 2002 (Continued)

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
for Six Months Ended June 30, 2003 and 2002 (Continued)

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for Six Months Ended June 30, 2003 and 2002 (Continued)

8. Property, Plant and Equipment—Net

        Summary of property, plant and equipment is as follows:

	As of June 30, 2003	As of December 31, 2002
	(Unaudited)	(Unaudited)
	USD$	USD$
Network system	831,405	831,405
Telecommunication system	56,708	56,708
Office equipment	48,632	47,721
Leasehold improvement	13,651	13,651
Furniture and fixtures	1,301	1,301
Website development	834,900	834,900

Total Property, Plant and Equipment—Cost	1,786,597	1,785,686
Less: Accumulated depreciation	(698,718)	(520,058)

Total Property, Plant and Equipment—Net	1,087,879	1,265,628

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
for Six Months Ended June 30, 2003 and 2002 (Continued)

11. Commitments

        As of December 31, 2002 and June 30, 2003, the Company had commitments under non-cancelable operating lease payments in respect of land and buildings as follows:

	As of June 30, 2003	As of December 31, 2002
	(Unaudited)	(Unaudited)
	USD$	USD$
December 31, 2003		9,290
June 30, 2004	81,591
June 30, 2005	38,461

	120,052	9,290

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

32.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

(b)
Reports on Form 8-K

During the quarterly period for which this Form 10-QSB/A is filed, the Company has filed no reports on Form 8-K.

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