Form 10QSB/A
period 2003-09-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2004-02-17
CIK 1163612

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For Three and Nine Months Ended September 30, 2003 and 2002

		3 Months Ended September 30		9 Months Ended September 30
	Note	2003	2002	2003	2002
		(Unaudited) USD$	(Unaudited) USD$	(Unaudited) USD$	(Unaudited) USD$
Revenue	5	426,017	445,770	1,395,076	2,016,667

Expenses
Selling, General & Administrative Expenses		452,552	479,128	1,283,582	1,223,640
Depreciation		89,363	94,009	268,023	278,533

Total Expenses		541,915	573,137	1,551,605	1,502,173

Operating Profit (Loss)		(115,898)	(127,368)	(156,529)	514,494
Add: Interest Income		3,221	4,832	8,054	11,740

Profit (Loss) before Income Tax		(112,677)	(122,535)	(148,475)	526,234

Less: Income Tax		N/A	N/A	N/A	N/A

Net Profit (Loss)		(112,677)	(122,535)	(148,475)	526,234

Earnings (Loss) per Share—Basic	7	(0.0011)	(0.0020)	(0.0015)	0.0087

Weighted Average Number of Common Stock Outstanding		99,963,614	60,176,828	99,963,614	60,174,305

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
for Nine Months Ended September 30, 2003 and 2002 (Continued)

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
for Nine Months Ended September 30, 2003 and 2002 (Continued)

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for Nine Months Ended September 30, 2003 and 2002 (Continued)

8. Property, Plant and Equipment—Net

        Summary of property, plant and equipment is as follows:

	As of September 30, 2003	As of December 31, 2002
	(Unaudited) USD$	(Unaudited) USD$
Network system	833,392	831,405
Telecommunication system	56,708	56,708
Office equipment	48,632	47,721
Leasehold improvement	13,651	13,651
Furniture and fixtures	1,301	1,301
Website development	834,900	834,900

Total Property, Plant and Equipment—Cost	1,788,584	1,785,686
Less: Accumulated depreciation	(788,080)	(520,058)

Total Property, Plant and Equipment—Net	1,000,504	1,265,628

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
for Nine Months Ended September 30, 2003 and 2002 (Continued)

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