Form 10KSB
period 2003-12-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2004-05-27
CIK 1163612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number 0-49701

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

(Name of small business issuer in its charter)

COLORADO	84-1159783
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

41/F, Unit 4112-4113

Office Tower, Convention Plaza

No. 1, Harbour Road, Wanchai, Hong Kong

(Address of Principal Executive Offices)

(011) (852) 2802-2118

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, with No Par Value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES  [X]          NO  [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State issuer’s revenues for its most recent fiscal year:  US$1,702,762.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: US$18,337,440.*

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value as of March 31, 2004.

Documents incorporated by reference:  NONE

Transitional Small Business Disclosure Format:          YES  [   ]          NO  [X]

*                 The aggregate market value was determined by multiplying the number of outstanding shares (excluding those shares held of record by officers, directors and greater than five percent shareholders) by US$0.40, the average bid and asked price of the registrant’s common stock as of March 31, 2004, such date being within 60 days prior to the date of filing.

PART I

ITEM 1.                                                     DESCRIPTION OF BUSINESS

1.              Introduction

All statements other than statements of historical fact included in this annual report regarding our financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, we or our management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include but are not limited to general economic, financial and business conditions; competition in the industry of sports gaming and particularly, online sports gaming; the business abilities and judgment of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategies.

Our principal executive office is located at 41/F, Unit 4112-4113, Office Tower, Convention Plaza, No. 1, Harbour Road, Wanchai, Hong Kong, telephone (852) 2802-2118.

2.              Acquisition of Cyber Technology Group Holdings Ltd. (“CTGH”)

On November 25, 2002, Pacific Vegas Global Strategies, Inc., formerly known as Goaltimer International, Inc. (the “Company”), entered into an agreement for share exchange with Cyber Technology Group Holdings Ltd. (“CTGH”) for the Company to acquire CTGH through a plan of share exchange under the laws of Colorado. Pursuant to the share exchange agreement, the Company would acquire 100% of the issued and outstanding shares of CTGH, in exchange for 60,000,000 new shares of common stock of the Company. On December 12, 2002, our shareholders approved the plan of share exchange.

The closing of this transaction was proposed to take place on December 22, 2002; however, the transaction was actually executed and concluded on January 8, 2003, at which time control of the Company passed to the shareholders of CTGH, and CTGH became a wholly owned subsidiary of the Company.

CTGH was incorporated in the British Virgin Islands as an investment holding company in June 2000. CTGH owns 100% of the capital stock of Pacific Vegas Development Ltd. (“PVD”).

PVD is an IT company incorporated in Samoa in April 2000, engaged in the business of system and software solutions development and technical supporting services for e-business, especially e-gaming business. PVD is the sole shareholder of Pacific Vegas International Ltd. (“PVI”).

PVI is a company incorporated and located in the Commonwealth of Dominica since April 2000, operating an off-shore business of international sportsbook under a legitimate International Gaming License granted by the Government of the Commonwealth of Dominica.

Since the Company was a non-operating public shell before its acquisition of CTGH, the nature of the acquisition has been treated as a capital transaction or recapitalization in substance, rather than a business combination. The acquisition did not result in any purchase accounting adjustments or creation of goodwill.

3.              Description of Corporate Structure and Business Operations

The Company was a non-operating public shell with no subsidiaries, associates or affiliates and no active business operations prior to its acquisition of CTGH. The acquisition of CTGH has restructured the Company into an incorporated group and switched the Company into active business operations, upon which the Company has become one of a few listed companies engaged in e-gaming business.

•                  CTGH – The Financial Operation Center for the Group

CTGH has been incorporated as an investment holding company primarily for acquiring established licensed e-gaming operators and e-gaming related software developers through capital transactions. It has acquired and currently holds 100% of the equity shares of PVD, which in turn owns 100% of the equity shares of PVI. As an investment holding company, CTGH operates at the corporate level as a financial operation center for the Group, focusing primarily on the Group’s strategic financial planning and financial resources allocation, investment control, capital raising and capital transactions for business acquisition, and capitalization of its subsidiary companies, while providing general administration for the Group as well.

•                  PVD – The Technical Operation Center for the Group

PVD is the 100% shareholder of PVI, but it does not run nor is it involved in any gaming or wagering business operations of PVI. At the corporate level, PVD has been operated as the technical operation center for the Group.

PVD has been established as an IT specialist in system and software solutions development and technical supporting services for e-business, especially e-gaming business, with its expertise in the areas of turn-key projects for e-business operation systems, WAN/LAN/VPN network architecture and engineering, internet traffic management and security control, customized data center development, website design and development, comprehensive e-gaming system solutions and multi-language platforms for e-gaming systems, and VoIP solutions for call center operations. PVD has not yet commercialized its products and services to the market, and its operations have been so far primarily for supporting the technical needs of PVI.

PVD delivered a turn-key project, which is an integrated system and network solution with a full suite of integrated technical supporting programs, in establishing the fully computerized e-gaming operation systems for PVI.

PVD has been providing a full range of technical support to PVI since it started operations, including systems audit, backup, diagnoses, upgrades and maintenance, websites maintenance and upgrades, on-going development of new operating platforms, installations and integrations of new system components, applications of new technical enhancements, monitoring of systems security and diagnosis of systems efficiency on a real-time basis, trouble-shooting and emergency responding on a full time 24 hour/7 day per week basis, to ensure the best technical environment for PVI’s business operations.

PVD has been recently focusing on developing a new comprehensive software and network solution for online sportsbook operations for soccer events to accommodate PVI’s needs for expansion of its business.

•                  PVI – The Revenue Operation Center for the Group

Incorporated and located in the Commonwealth of Dominica as an e-gaming company since April 2000, PVI has been granted an International Gaming License by the Government of Dominica to conduct an off-shore business of international sportsbook and cyber casino by way of telecommunications and the Internet. Such license is subject to annual renewal under the laws of Dominica, and PVI has been able to renew its International Gaming License every year since it has been granted. PVI’s current International Gaming License is posted at its website (http://www.pacificvegas.com/license.html) for public information.

After a one year trial of operations by a contracted professional operator under a management agreement, PVI commenced its own operations in February 2002. PVI’s current e-gaming business operation consists of an international sportsbook, and all PVI’s revenue is derived from its operations of a sportsbook.

Sportsbook operations set out and offer various wagering options at various prices, or as known more commonly, odds or lines, for wagering on sports events (games) and take wagers at such prices, to earn a percentage of total wagers after payout of players winnings. The principal rule in sportsbook operations is to avert risks of an open position on a game to ensure earnings by achieving a balanced position on the wager book of the game. A balanced position means that half of the total wagers is on one side and the other half is on the opposite side. This could be achieved by monitoring and changing the prices as necessary to divert wagering demands until the wagers in dollar amount line up on both sides of the book. This has been the principal guideline for PVI’s sportsbook operations.

PVI’s sportsbook currently offers wagering options on the following selected sports events:

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

Since most of PVI’s clients are from Asian countries, the call center has been handling more than 90% of PVI’s sportsbook business due to language limitations of the online wagering platform.

Both the computerized call center and the web-based sportsbook system have been operated using one integrated sports wagering software system, IQ-SOFTECH under a license agreement, which is one of the best certified integrated sports wagering solutions developed by IQ-Ludorum PLC, a leading developer and provider of sports wagering software solutions which is listed on the London Stock Exchange (AIM), on a customized branding platform jointly developed by PVD. The call center has also been using a customized VoIP (IAD) voice messaging solution developed by PVD for recording and retrieving customer calls for transaction research and audit purposes.

PVI’s fully computerized sports wagering system is powerful and highly efficient. The system processes immediate information on the wagers of each game that have been entered either from the call center ticketing or the web-based online ticketing and calculates aggregate odds and wager positions on a real time basis. Such immediate information of aggregate odds and wager positions is critical for adjusting price quotations toward balancing the wager book. The system also calculates the betting result of each wager and updates the balance of each account automatically once the game result has been posted.

In year 2002, PVI’s sportsbook also offered wagering options and took wagers on the FIFA World Cup 2002, which is the biggest event of soccer sport taking place once every four years. Since the IQ-SOFTECH wagering system does not support wagering operations on soccer, the operation was on a manual basis, and PVI’s sportsbook operation on soccer events was discontinued when the World Cup 2002 finished.

For the period of February 1 through December 31, 2002, PVI’s sportsbook operations recorded a total turnover of sports wagers of approximately US$94.10 million, including approximately US$34.96 million on the FIFA World Cup 2002 and approximately US$59.14 million on other sports events, and generated a sportsbook revenue (net wager earnings from sportsbook, which is the net amount of total sports wagers less related payout) of US$2.23 million, including US$0.27 million from operations on the FIFA World Cup 2002 and US$1.96 million from operations on other sports events.

For the fiscal year ended December 31, 2003, PVI’s sportsbook operations achieved a total turnover of sports wagers (gross wagers) of US$94.47 million and a total revenue of approximately US$1.70 million.

4.              Sales and Marketing

PVI’s sales and marketing efforts have been focused on Asia and Europe, with approximately 90% of its business originating from Asian countries in terms of dollar amount and number of clients.

Over the past three years, PVI has successfully established its own brand name of “Pacific Vegas”, which is now well known, particularly in Asia, as one of the leading profiles in the e-gaming industry, with excellent credibility. “Pacific Vegas” as the trademark of PVI has been registered in the Commonwealth of Dominica.

PVI is one of the earliest sportsbook operators that introduced the major American sports (NBA, NFL, MLB, NCAA College Basketball and College Football, and NHL) events into the Asian sportsbook market and conducted a series of marketing activities to promote the business. During 2003, PVI made a strategic change of its pricing approaches in its sportsbook operations to attract more business to increase its market share, and the result has been positive and encouraging.

Having realized the tremendous potential of the Asian sportsbook market for soccer events, PVI has planned to re-launch its sportsbook operations on soccer events, and  has been working together with PVD to use today’s best technology available to build up a web-based integrated operation platform supporting a wide range of wagering options on soccer events.

It has been PVI’s policy that players with PVI’s sportsbook must be over 18 years old and PVI does not accept clients from the United States, Canada, Hong Kong and Dominica. PVI has posted such policy at its website (http://www.pvsportsbook.com/signup) and implemented in its computerized system an effective mechanism of Age Verification by credit card authorization (or ID verification) and Location Verification by IP address authentication, which meets the standards of the e-gaming industry, to ensure the compliance of this policy. The compliance of this policy has been monitored by the regulatory authorities of Dominica to satisfy the statutory criteria under the laws of Dominica for annual renewal of our International Gaming License.

5.              Competition

We face competition from other sportsbook operators throughout the world. There can be no assurance that competition from other sportsbooks that also retain international operations whether by way of telephone betting services or online wagering facilities will not have a material adverse effect on our operating results. The possible deregulation of the gaming industry may reduce the distinction between various forms of gaming and may also increase competition from operators in other gaming sectors. We intend to seek underlying growth for our business through the further development of our products and channels and through continued investment in our facilities. There can be no assurance, however, that such initiatives will result in improved operating profits for us. In addition, there can be no assurance that any further development or investment by us will not be matched by our competitors.

6.              Employees

At December 31, 2003, we had a total of 23 employees, including 1 part time and 22 full-time employees. Currently, we have 2 employees for sales, marketing and customer relations, 12 for operations in Dominica, 4 (including 1 part time) for systems and technical supporting, and 5 for administration.

7.              Additional Information

Compliance with federal, state and local provisions which have been enacted regarding the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected to have, any adverse effect upon our capital expenditures, earnings or competitive position. We are not presently a party to any litigation or administrative proceedings with respect to our compliance with such environmental standards. In addition, we do not anticipate being required to expend any significant capital funds in the near future for environmental protection in connection with our operations.

ITEM 2.                                                     DESCRIPTION OF PROPERTY

We lease our executive offices in Hong Kong, consisting of 311 square meters, pursuant to a lease of 2 years at a monthly rent of US$6,410 which expires January 23, 2005. We lease our operations offices in Dominica, consisting of 180 square meters, pursuant to a lease of 3 years with automatic annual renewal at a monthly rent of US$775.

We do not invest in, and have not adopted any policy with respect to investments in, real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities. It is not our policy to acquire assets primarily for possible capital gain or primarily for income.

ITEM 3.                                                     LEGAL PROCEEDINGS.

No material legal proceedings to which we are a party or to which any of our property is the subject are pending, and no such proceedings are known by us to be contemplated. We are not presently a party to any litigation or administrative proceedings with respect to our compliance with federal, state and local provisions which have been enacted regarding the discharge of materials into the environment or otherwise relating to the protection of the environment and no such proceedings are known by us to be contemplated. No legal actions are contemplated nor judgments entered against any of our officers or directors concerning any matter involving our business.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.                                                     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was traded on the OTC Bulletin Board under the symbol “PVEG.OB” from January 8, 2003 until September 26, 2003, at which time it was moved from OTC Bulletin Board to OTC Non- Bulletin Board for failure to comply with certain reporting requirements (NASD Rule 6530). It has since then traded on the Pink Sheets under the symbol “PVEG.PK”. The nature of the market for common stocks trading on the Pink Sheets is limited, sporadic and highly volatile, and the absence of an active market may have an effect upon the high and low prices as reported. We are currently seeking to have our common stock re-listed for trading on the OTC Bulletin Board. The following information sets forth the high and low bid prices per share of our common stock for the periods indicated as reported by the OTC Bulletin Board or the Pink Sheets:

Quarter Ended	High	Low

March 31, 2003	US$1.35	US$1.3
June 30, 2003	US$0.60	US$0.55
September 30, 2003	US$0.122	US$0.105
December 31, 2003	US$0.150	US$0.125

The quotations set forth herein reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

As of December 31, 2003, there were approximately 94 record and beneficial holders of our common stock.

We have not declared or paid any dividends to date.

During the fiscal year ended December 31, 2003, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, except as follows:

On November 25, 2002, we entered into an agreement for share exchange with Cyber Technology Group Holdings Ltd. (“CTGH”) for us to acquire CTGH through a plan of share exchange under the laws of Colorado. Pursuant to the share exchange agreement, we acquired 100% of the issued and outstanding shares of CTGH in exchange for 60,000,000 new shares of our common stock. On December 12, 2002, our shareholders approved this plan of share exchange. The closing of this transaction was concluded on January 8, 2003, at which time we delivered the 60,000,000 shares and control passed to the shareholders of CTGH, and CTGH became a wholly owned subsidiary of us.

We did not repurchase any of our equity securities within the fourth quarter of the fiscal year covered by this report.

ITEM 6.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Management’s Discussion and Analysis or Plan of Operations in this report contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements are based on management’s current projections or expectations with regard to the future operations of business. Although management believes that the assumptions made and expectations reflected in such forward-looking statements are reasonable, there is no assurance that such assumptions or expectations will prove to be correct and/or accurate, and as a result of certain risks and uncertainties, actual results of operations may differ materially.

1.              Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying  notes. Actual results could differ materially from those estimates.

We believe that the following are some of the more critical judgement areas in the application of our accounting policies that currently affect our financial condition and results of operations.

We recognize wagers revenue on a net basis in the consolidated statement of operations after a wager is accepted and the outcome of the bet is certain.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their abilities to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period of such determination was made.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted  accounting principles, with no need for management’s judgment in their application. There are also areas in which  management’s judgment in selecting any viable alternative would not produce a materially different result. See our audited financial statements and notes thereto which begin at “Item 7. Financial Statements” of this Annual Report on Form 10-KSB which contain accounting policies and other disclosures required by generally accepted accounting principles.

2.              Results of Operations

•                  Revenue

The Company’s revenue for the fiscal year ended December 31,  2003 was US$1.70 million, all from the sportsbook operations of Pacific Vegas International Ltd. (“PVI”), the Company’s wholly owned subsidiary incorporated and located in the Commonwealth of Dominica and conducting a business of international sportsbook under the laws of the Commonwealth of Dominica.

The sportsbook operations for 2003 achieved total gross wagers of US$94.47 million.

As compared to the total gross wagers of US$94.81 million for the fiscal year 2002, our total gross wagers for the fiscal year 2003 were decreased by US$0.34 million or 0.36%. However, taking into account that in June 2002 there was a total of gross wagers of US$34.97 million from PVI’s sportsbook operations on the event of FIFA World Cup 2002, the biggest soccer event taking place once every four years, and for technical reasons PVI has suspended its sportsbook operations on soccer events since the World Cup 2002 finished, the gross wagers from PVI’s sportsbook operations on non-soccer sports events for the fiscal year 2003 had in fact grown up by US$34.63 million or 57.87%, which confirms the success of our change of pricing approaches in PVI’s sportsbook operations to attract more business to increase our market share.

Our revenue for the fiscal year 2003 decreased by US$0.79 million or 31.80%, comparing to the revenue of US$2.5 million for the fiscal year of 2002, mainly due to (1) in January 2002 there was a management fee income of US$0.25 million from the prior contracted operator of PVI and such management fee was terminated when PVI took over the operations as of February 1, 2002 upon completion of the management contract, and (2) the ratio of net wager earnings (net wager earnings against total wagers) on sportsbook operations for the fiscal year 2003 was 1.80%, while it was 3.31% (excluding net wager earnings on the event of FIFA World Cup 2002) for the fiscal year 2002, as a result of our change of pricing approaches in PVI’s sportsbook operations to attract more business to increase our market share and to minimize risks of open positions in our wager books.

Through our change of pricing approaches, our sportsbook business volume and market share in terms of gross wagers had grown up to a major sportsbook in the Asian market, and our ratio of net wager earnings had been adjusted to a conservative level of the industry, indicating a success in expansion of our business and a healthy control of open position risks in sportsbook operations. As explained earlier, sportsbook operations set out and offer various wagering options at various prices, or as known more commonly, odds or lines, for wagering on sports events (games) and take wagers at such prices, to earn a percentage of total wagers after payout of players winnings. The principal rule in sportsbook operations is to avert risks of an open position on a game to ensure the earnings by achieving a balanced position on the wager book of the game. A balanced position means that half of the total wagers is on one side and the other half is on the opposite side. A sportsbook could possibly achieve such a balanced position by monitoring and changing the prices as necessary to divert wagering demands until the wagers in dollar amount line up on both sides of the book, and a sportsbook could possibly achieve such a balanced position only when it has sufficient market share in terms of gross wagers in dollar amount.

Management believes that through out the fiscal year 2003, we have restructured our sportsbook operations by fine-tune of our operational strategies, and as a short-term result of such strategic changes, we experienced a decrease in revenue for the fiscal year 2003, but the long-term result of such strategic changes will benefit the Company by faster growth, lower open position risks, and better profitability in its sportsbook business.

•                  Expenses

Total expenses for the fiscal year 2003 was US$2.10 million, including US$1.74 million for operating expenses (selling, general and administrative expenses) and US$0.36 million for depreciation. Comparing to fiscal year 2002, total expenses was less by US$0.27 million or 11.30%, mainly due to our better control of expenses for manpower cost, network and system expenses, and telecommunication expenses.

•                  Loss

The Company encountered a net loss of US$0.39 million for the fiscal year 2003, mainly due to the decrease in our revenue, while there was a net profit of US$0.14 million for the fiscal year 2002.

•                  Liquidity and Capital Resources

At end of fiscal year 2003 the Company had a net increase of US$0.44 million in its cash flows.

The following major factors affected our cash flows for 2003:

(1)  net cash decrease: US$0.39 million for 2003 net loss in operations, and

(2)  net cash increase: US$0.36 million from depreciation of fixed assets, US$0.15 million from collection of accounts receivable, and US$0.32 million from repayment of due from a stockholder.

•                  Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report regarding our financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements.  Where, in any forward-looking statement, we or our management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.  Factors which could cause actual results to differ materially from those anticipated include but are not limited to general economic, financial and business conditions; competition in the online sports gaming industry; the business abilities and judgement of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy.  We do not intend to update these forward-looking statements.  You are advised to review the “Additional Cautionary Statements” section below for more information about risks that could affect our financial results.

As mentioned above, management believes that through out the fiscal year 2003, we have restructured our sportsbook operations by fine-tune of our operation strategies, and as a short-term result of such strategic change, we experienced a decrease of our revenue for the fiscal year 2003, but the long-term result of such strategic change will benefit the Company by faster growth, lower open position risk, and better profitability in its sportsbook business.

Management expects that in the fiscal year 2004 our business volume and market share in terms of gross wagers in dollar amount will continue the momentum of rapid growth, our approaches to pricing and wager options offering will be more flexible and more effective in diverting wager demands, our wager book balancing will be further improved towards optimization of wager book positions, and our ratio of net wager earning will provide better profitability.

In June 2004, there will be an event of UEFA Euro 2004, one of the biggest soccer events in the world taking place once every four years. Management believes this will provide a good timing for PVI to re-launch its sportsbook operations on soccer events. As we have planned, our sportsbook operation team has been getting prepared for this operation, and we expect to achieve a positive result from this operation.

3.              Additional Cautionary Statements and Risk Factors

•                  The Gaming Licence

The operation of our sportsbook business in the Commonwealth of Dominica is subject to statutory licensing procedures and extensive governmental regulation.

Regulatory authorities typically require various permits, licences, findings of suitability and approvals to be held by sportsbook operators. The regulatory authorities in Dominica have discretion in the granting, renewing and cancellation of sportsbook permits and licences and require that such permits and licences be renewed annually.

Each of our relevant subsidiaries, and our applicable key personnel, currently hold all requisite permits, licences and approvals in Dominica. No assurance can be given, however, that any new, renewed or subsequent permits, licences or approvals that may be required of us or our key personnel in the future will be granted or that existing permits, licences or approvals will be renewed or will not be cancelled.

•                  Bad Debts

Under current law, gambling debts may not be enforced in certain countries and, therefore, we may be unable to collect accounts receivable from our customers in certain circumstances.  While we carry out our business in such a manner so as to minimize this risk, there can be no assurance that we will be able to recover all accounts receivable from our customers in the future.

•                  Laws and Regulations on Sports Gaming Activities in Various Jurisdictions

Most countries regulate or, in some cases, prohibit sports gaming activities. Historically, the regulation of the gaming industry has been arranged at a national level and there is no international gaming regulatory regime. Accordingly, while we are satisfied that we comply with the laws and regulations in the Commonwealth of Dominica, the question of whether, or the extent to which, existing domestic legislation in other countries applies to our international sports wagering operations is uncertain. In certain countries legislation has been recently adopted or proposed to prohibit sports gaming with offshore sportsbooks. In May 2002, the Hong Kong Legislative Council approved certain amendments to the Gambling Ordinance prohibiting Hong Kong residents from placing wagers with offshore sportsbooks.

Due to legal concerns, we do not accept wagers from persons registered in the United States, Canada, Hong Kong and Dominica. However, we cannot guarantee that individuals may not evade the controls that we use to prevent this from occurring.

Although our operations comply with the relevant regulations in Dominica in which our operations are established, we have not considered the gaming laws and regulations in every jurisdiction where our wagering business come from. Accordingly, there can be no assurance that the application of existing or potential future laws and regulations, or the payment of licence fees or levies in jurisdictions from which we accept wagers, will not have a material adverse effect on the development or operation of our international activities or have a material adverse effect on our results of operations.

•                  Short-term Losses in Wagering Operations

In common with other major sportsbook operators, we are not a “pool” betting operation. Our primary products involve fixed-odds wagering where winnings are paid on the basis of the stake placed and the odds quoted, rather than derived from a pool of stake money received from all customers. Consequently, there is potentially no upper limit on the losses that could be incurred to us in relation to each wagering event. A sportsbook’s odds are determined so as to provide an average return to the sportsbook over a large number of events. There is an inherently high level of variation in gross win percentage event-by-event and day-by-day. In the long-term the gross win percentage has remained fairly constant, while in the short-term there is less certainty of profitability and we have from time to time experienced significant losses with respect to individual events. The effect of future fluctuations and single-event losses on our operating results could be material in the short-term.

•                  Competition from Other Sportsbooks throughout the World.

There can be no assurance that competition from other telephone and online sportsbooks that also retain offshore operations will not have a material adverse effect on our operating results.  The possible deregulation of the sports gaming industry may reduce the distinction between various forms of sports gaming and may also increase the competition from operators in other gaming sectors. We intend to seek underlying growth for our business through the further development of our products and channels and through continued investment in our facilities. There can be no assurance, however, that such initiatives will result in improved operating profits for us. In addition, there can be no assurance that any further development or investment by us will not be matched by our competitors.

•                  Network Security, System Failure and Internet Connectivity

Secure transmission of confidential information over internet is a critical element of our operations.

We have experienced in the past no significant internet security problems. However, there can be no guarantee that our networks will not be vulnerable to unauthorized access, computer viruses and other security problems. Persons that circumvent security measures could use our confidential information or customers’ confidential information wrongfully or cause interruptions or malfunctions in our operations. We may be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. We may not be able to implement security measures that will protect sufficiently against all known and unknown present and future security risks.

Our operations, including telephone wagering and our online wagering operations, are highly dependent on technology and advanced information systems, and there is a risk that such technology or systems could fail or be hacked.

There can be no assurance that any procedures will prevent or mitigate any material adverse effect of such failure on our financial condition or operations. Similarly, there can be no assurance that the technology currently used by and being developed by us will be successful, or that it will not be rendered obsolete by new technologies introduced in the industry or adopted by our competitors.

If we fail to transmit customer information and payment details online in a secured manner, or if we otherwise fail to protect customer privacy in online transactions, there is a risk that our current customers would stop accessing our online sites or that potential customers would be deterred from using our online sites. In addition, there can be no assurance that our sites will not be subject to disruption by hackers or other security breaches. These types of events could expose us to potential liability and could materially adversely affect our results of operations.

Internet connectivity is critical to our operations, since our entire operations are based on the internet - our web sites and online sportsbook wagering systems are connected to and operated over the internet, our telephone wagering system are operated by VoIP over the internet, and all wagering transaction data are transmitted through the internet. There can be no assurance that our IDC provided by local ISP in Dominica and connected to the continental backbone for global access will not be down or badly jammed, particularly during the hurricane season every year, and result in halt of our operations which could materially adversely affect our financial performance.

•                  Business Seasonality and Economic Climate

Our business and operating results are affected by seasonality and, in particular, the schedule of sports events on which we offer wagering options and take wagers.

The professional basketball and football tournament, from which a high proportion of our turnover and net wager earnings are derived, are weighted towards the fall and winter months. As a result, we have historically recorded higher turnover in the fall and winter months.

Our operating results are also affected by the schedules of other significant sporting events which may occur at regular but infrequent intervals, such as the FIFA World Cup and UEFA European Championship taking place once every 4 years. Cancellation of one or more significant sporting events, due to adverse weather conditions for example, or the curtailment of sporting events for any other reasons would also impact on our operating results.

In addition, demand for our products, like those of other participants in the sports gaming industry, is influenced to a certain degree by general economic trends. There can be no assurance that our operating results will not be affected by general economic trends in the future.

•                  Protection of Proprietary Rights

We may not be able to protect our proprietary rights and we may incur significant costs in attempting to do so.

Our success and ability to compete are dependent to a significant degree on our technology and know-how. We rely on a combination of copyright, trade secret and trademark laws, as well as confidentiality and licensing agreements to protect our proprietary rights. However, it may be possible for a third party to copy or otherwise obtain and use our software and networking system solutions, know-how or other proprietary information without authorization or to develop similar software and networking systems independently. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on our business, financial condition and operating results.

•                  Adverse Changes Affecting the Sports Gaming Industry

Adverse changes affecting the sports gaming industry, such as a change in sports gaming regulations or a decrease in the rate of growth and popularity of internet gaming, will negatively impact our profitability and our potential for growth.

Our ability to grow our business and operate profitably is substantially dependent upon the expansion of the sports gaming particularly e-gaming industry and factors that are beyond our control. These factors include, among others:

-  the pace of development;

-  changes in sports gaming regulation; and

-  the continued popularity of sports gaming as a leisure activity.

An adverse change in any of these political, legal and other factors may negatively impact our results of operations.

•                  The Market for Our Stock

The Market for Our Stock is Limited. Our common stock is currently traded on the Pink Sheets under the symbol “PVEG.PK”. On April 30, 2004, the last reported sale price of our common stock on the Pink Sheets was US$0.14 per share. However, we consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. There can be no assurance that an active market for our common stock will develop or be sustained. In addition, the stock market in general, and internet and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies.

Our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

As long as the price of our common stock remains below US$5.00 per share or we have net tangible assets of US$2,000,000 or less, our common shares are likely to be subject to certain “penny stock” rules promulgated by the SEC.  Those rules impose certain sales practice requirements on brokers who sell penny stocks to persons other than established customers and accredited investors (generally institutions with assets in excess of US$5,000,000 or individuals with a net worth in excess of US$1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

ITEM 7.                                                     FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

Pacific Vegas Global Strategies, Inc.

(incorporated in Colorado with limited liability)

We have audited the accompanying consolidated balance sheets of Pacific Vegas Global Strategies, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Vegas Global Strategies, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Moores Rowland Mazars

Chartered Accountants

Certified Public Accountants

Hong Kong

April 1, 2004

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2003 and 2002

	Note	Year Ended December 31,
		2003	2002
		US$	US$

Revenue		1,702,762	2,497,027

Expenses
Selling, general and administrative expenses		(1,741,280)	(2,010,326)
Depreciation		(357,452)	(355,904)
		(2,098,732)	(2,366,230)

Operating (loss) profit		(395,970)	130,797
Interest income		8,222	11,753
(Loss) Profit before income tax		(387,648)	142,550
Income tax expense		-	-
Net (loss) profit		(387,648)	142,550

(Loss) Earnings per share – Basic	5	(0.0039)	0.0022
Weighted average number of common stock outstanding		99,963,615	63,565,600

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONSOLIDATED BALANCE SHEETS

As at December 31, 2003 and 2002

	Note	As at December 31,
		2003	2002
		US$	US$
ASSETS
Current assets
Cash and cash equivalents		561,046	124,453
Accounts receivable, net of allowance for doubtful accounts		162,406	311,961
Due from a stockholder	9	-	339,434
Other current asset		50,916	50,896
Total current assets		774,368	826,744

Property, plant and equipment, net	6	911,075	1,265,628
Deposits	7	124,203	113,233
		1,035,278	1,378,861
TOTAL ASSETS		1,809,646	2,205,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		74,012	59,493
Accrued expenses		212,211	134,326
Due to a stockholder	9	-	22,962
Other payables		10,419	14,160
Total current liabilities		296,642	230,941

Commitments and contingencies	11
Stockholders’ equity
Common stock
Authorized: No par value, 100,000,000 shares of common stock as of December 31, 2003 and 2002
Issued and outstanding: No par value, 99,963,615 share of common stock as of December 31, 2003 and 2002		-	-
Additional paid-in capital	10	2,425,988	2,500,000
Accumulated losses		(912,984)	(525,336)
Total stockholders’ equity		1,513,004	1,974,664
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		1,809,646	2,205,605

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2003 and 2002

	Year Ended December 31,
	2003	2002
	US$	US$
Cash flows from operating activities
Net (loss) profit	(387,648)	142,550
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	357,452	352,635
Changes in operating assets and liabilities:
Accounts receivable	149,555	638,039
Deposits	(10,970)	13,443
Other current asset	(20)	(50,896)
Accounts payable	(59,493)	(240,507)
Accrued expenses	77,885	39,907
Other payables	(3,741)	13,036
Net cash provided by operating activities	123,020	908,207

Cash flows from investing activities
Purchases of property, plant and equipment	(2,899)	(37,803)
Net cash provided by (used in) investing activities	(2,899)	(37,803)

Cash flows from financing activities
Due to/from a stockholder	316,472	(355,681)
Additional paid-in-capital	-	(500,001)
Deferred offering costs	-	100,000
Net cash provided by (used in) financing activities	316,472	(755,682)

Net increase in cash and cash equivalents	436,593	114,722
Cash and cash equivalents, as of beginning of year	124,453	9,731
Cash and cash equivalents, as of end of year	561,046	124,453

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

As at December 31, 2003 and 2002

	Common stock
	Number of shares	Amount	Additional paid-in capital	Accumulated losses	Total
		US$	US$	US$	US$

As of January 1, 2002	171,112	-	500,002	(667,886)	(167,884)
Stock issued for shares exchange with CTGH	60,000,000	-	-	-	-

As of January 1, 2002, restated	60,171,112	-	500,002	(667,886)	(167,884)

Group restructuring of CTGH (Note 12)	-	-	1,999,998	-	1,999,998
Stock issued	39,952,525	-	-	-	-
Rounding	(22)	-	-	-	-
Cancellation	(160,000)	-	-	-	-
Net profit for the year	-	-	-	142,550	142,550

As of December 31, 2002	99,963,615	-	2,500,000	(525,336)	1,974,664
Receipt of net liabilities of PVGS before reorganization	-	-	(74,012)	-	(74,012)
Net loss for the year	-	-	-	(387,648)	(387,648)

As of December 31, 2003	99,963,615	-	2,425,988	(912,984)	1,513,004

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (“PVGS”) was incorporated in Colorado on December 19, 1990. Prior to the reorganization (as described in Note 2 below) with Cyber Technology Group Holdings Limited (“CTGH”) on January 8, 2003, PVGS’s principal business was development and selling of time and personal management products. PVGS had discontinued operations since 1994 and its only activity had been accruing loan interest on notes payable and looking for a merger candidate.

Upon completion of the reorganization, the principal business activities of PVGS are, through its subsidiaries, conducting a business of international sportsbook from the Commonwealth of Dominica by way of telecommunications and/or the Internet.

Details of PVGS’s subsidiaries and their principal activities are as follows:

Name of company	Date of formation	Place of incorporation	Percentage of share held by the Company		Principal activities
			Direct	Indirect

Cyber Technology Group Holdings Limited (“CTGH”)	June 22, 2000	British Virgin Islands	100%	-	Investment holding

Pacific Vegas Development Limited (“PVD”)	April 26, 2000	Samoa	-	100%	Investment holding, provision of management services and information technology support

Pacific Vegas International Limited (“PVI”)	April 10, 2000	Commonwealth of Dominica	-	100%	International sportsbook operations

In these consolidated financial statements, PVGS and its subsidiaries are collectively referred as “the Company”.

2.              REORGANIZATION

In November 2002, the Boards of Directors of PVGS and CTGH decided that PVGS would acquire CTGH through a plan of exchange under the laws of Colorado (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, and subject to the terms of this agreement PVGS would acquire 100% of the issued and outstanding shares of CTGH, all in exchange for 60,000,000 new investment shares of common stock in PVGS. The closing of this agreement was to take place on December 22, 2002. The shares were issued on December 22, 2002, but the closing was delayed until January 8, 2003.

For accounting purposes, the transaction has been treated as a recapitalization of CTGH with PVGS being the legal survivor and CTGH being the accounting survivor and the operating entity. The SEC Staff’s Training Manual (Division of Corporate Finance – Accounting Disclosure Rules and Practices) indicates that these transactions are considered as capital transactions in substance rather than business combinations. That is, the historical financial statements prior to January 8, 2003 are those of CTGH, even though they were labeled as those of PVGS. Accumulated losses of the accounting survivor, CTGH, is carried forward after the recapitalization. Operations prior to the recapitalization are those of the accounting survivor, CTGH. Earnings per share for periods prior to the recapitalization are restated to reflect the equivalent number of shares. Upon completion of the transaction, the financial statements become those of the operating company, with adjustments to reflect the changes in equity structure and receipt of the assets/liabilities of the public shell, PVGS. Accordingly, the Company’s stockholders’ equity for the year ended December 31, 2002 has been recapitalized and restated to properly disclose its issuance of 60,000,000 shares for the shares exchange.

Following the recapitalization, PVGS held 100% of the issued and outstanding shares of CTGH and CTGH became a wholly-owned subsidiary of PVGS.

3.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)          Basis of accounting

The consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in United States of America.

(b)         Principles of consolidation

The consolidated financial statements include the accounts of PVGS and its subsidiaries. All material intercompany balances and transactions have been eliminated on consolidation.

(c)          Cash and cash equivalents

Cash and cash equivalents are defined as cash on hand, deposits with banks, and short-term, highly liquid investments with original maturities of three months or less.

(d)         Property, plant and equipment and depreciation

Property, plant and equipment are stated at cost, less accumulated depreciation and include expenditures that substantially increase the useful lives of existing assets. Maintenance and repairs are charged to current operations as incurred. Upon sale, retirement, or other disposition of these assets, the cost and related accumulated depreciation are removed from the respective accounts, and any gain or loss is included in the consolidated statement of operations.

Depreciation is provided by using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of all property, plant and equipment are 5 years.

(e)          Provision for doubtful accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Accounts receivable for the net wagers are ordinarily due 10 days after the outcome of the bet is certain. No interest is chargeable to customers for accounts that are unpaid after the due date.

Accounts past due more than one year are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

No amount of accounts receivable are past due more than 90 days at December 31, 2003 and 2002.  There were no accounts receivable written off in any of the periods presented.

(f)            Income taxes

The Company accounts for income tax under the provisions of SFAS No. 109, which requires recognition of deferred tax assets or liabilities. Deferred income taxes are provided using the liability method. Under the liability method deferred income taxes are recognized for all significant temporary differences between the tax and financial statements bases of assets and liabilities.

(g)         Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are charged to the consolidated statement of operations on a straight-line basis over the lease terms.

(h)         Related parties

Parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial and operating decisions.

(i)             Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably.

Wager revenue is recognized on a net basis in the consolidated statement of operations after a wager is accepted and the outcome of the bet is certain.

(j)             Impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.  It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(k)          Foreign currency translation

PVGS and its subsidiary in the Commonwealth of Dominica maintains its books and records in United States dollars. The books and records of PVGS’s subsidiaries in the British Virgin Islands and in Samoa are maintained in Hong Kong dollars. The financial statements of PVGS’s subsidiaries denominated in Hong Kong dollars have been translated into United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Foreign currency transactions during the year are translated into US dollars at approximately the market exchange rates existing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at approximately the market exchange rates ruling at the balance sheet date. The effect on the statements of operations of transaction gains and losses is insignificant for all periods presented.

(l)             Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual amounts could differ from those estimates.

(m)       Fair value of financial statements

The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company’s financial instruments, which includes cash and other payables approximate their carrying values in the consolidated financial statements because of the short-term maturity of those instruments.

(n)         Recently issued accounting standards

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s consolidated financial statements.

4.              OPERATING RISKS

(a)          Concentration of major customers

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentration of credit risk (whether on or off balance sheet) that arise from financial instruments exist for the Company’s customers or counterparties when there are similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The major concentration of credit risk arises from the Company’s receivables.

(b)         Cash and time deposits

The Company’s subsidiaries maintain their cash balances with various banks and financial institutions located in various locations. Such amounts are not insured or otherwise protected should the financial institutions be unable to meet their liabilities. There has been no history of credit losses.

5.              (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per common share is based on the weighted average number of common stock outstanding during each period as restated as a result of the recapitalization, as described in Note 2.

The Company had no potential common stock instruments with a dilutive effect for any period presented, therefore basic and diluted earnings per share are the same. The 60,000,000 shares , in connection with the recapitalization, as described in Note 2, were included in the computation of (loss) earnings per share as if outstanding at the beginning of each period presented.

6.              PROPERTY, PLANT AND EQUIPMENT, NET

As of December 31, 2003	Cost	Accumulated depreciation	Net carrying amount
	US$	US$	US$
Network system	833,392	411,119	422,273
Telecommunication system	56,708	28,354	28,354
Office equipment	48,631	18,493	30,138
Leasehold improvement	13,652	4,007	9,645
Furniture and fixtures	1,301	650	651
Website development	834,900	414,886	420,014
	1,788,584	877,509	911,075

As of December 31, 2002	Cost	Accumulated depreciation	Net carrying amount
	US$	US$	US$
Network system	831,405	244,706	586,699
Telecommunication system	56,708	17,013	39,695
Office equipment	47,721	8,766	38,955
Leasehold improvement	13,651	1,277	12,374
Furniture and fixtures	1,301	390	911
Website development	834,900	247,906	586,994
	1,785,686	520,058	1,265,628

7.              DEPOSITS

	As of December 31,
	2003	2002
	US$	US$
Deposit for gaming license	100,000	100,000
Utilities	24,203	13,233
	124,203	113,233

8.              INCOME TAXES

PVGS and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of PVGS’s subsidiaries has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely. Determination of the amount of unrecognized deferred taxes on these earnings is not practical, however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

Under the current laws of the British Virgin Islands, PVGS’s subsidiaries are not subject to tax on income or capital gains, and no British Virgin Islands withholding tax will be imposed upon payments of dividends to their stockholders.  Subsidiaries are not subject to any tax in Samoa and the Commonwealth of Dominica.

9.              RELATED PARTY TRANSACTIONS

	As of December 31,
	2003	2002
	US$	US$
Due from a stockholder, current (Note)	-	339,434
Due to a stockholder, current	-	22,962

Note:         The amounts represent unsecured advances made to a stockholder during the year. The amounts are interest-free and repayable within one year.

10.       ADDITIONAL PAID-IN-CAPITAL

As a result of reorganization (Note 2), the paid-in capital of CTGH became the additional paid-in capital of the Company under accounting rules for this recapitalization.

11.       COMMITMENTS

As of December 31, 2003 and December 31, 2002, the Company had commitments under non-cancelable operating lease payments in respect of land and buildings as follows:

	As of December 31,
	2003	2002
	US$	US$
2003	-	9,290
2004	78,394	-
2005	4,940	-
	83,334	9,290

Other than the operating lease commitments mentioned above, there were no material outstanding capital commitments.

Lease expenses of the Company are as follows:

	Year ended December 31,
	2003	2002
	US$	US$
Rental expenses	154,483	91,524

12.                     GROUP RESTRUCTURING OF CTGH

Before the restructuring discussed in Note 2, CTGH, PVD and PVI were wholly owned by the same shareholder.  In April 2002, as a result of restructuring, PVD and PVI became subsidiaries of the CTGH with no substantive change in the shareholder’s interest.

This transaction involved transfers among entities under common control and has been accounted for in a manner similar to a pooling of interests. Therefore, the consolidated financial statements of CTGH reflect the financial position and results of operations as if the group structure had always been in existence.

ITEM 8.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 23, 2003, Michael Johnson & Co. LLC, Denver, Colorado, was dismissed as our principal independent accountant to audit our financial statements.  Their report on our financial statements for each of the past two years did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles.  The decision to change accountants was recommended and approved by our Board of Directors.

During our two most recent fiscal years and any later interim period, there were no disagreements with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the former accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

On June 23, 2003, we engaged Moores Rowland, Hong Kong, certified public accountants, as our principal accountant to audit our financial statements.  During our two most recent fiscal years, and any later interim period prior to engaging Moores Rowland, Hong Kong, we did not consult the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and either written or oral advice was provided that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue.

Our auditors, Moores Rowland, Hong Kong, merged with Mazars, Hong Kong on October 1, 2003 and are now practicing under the name of Moores Rowland Mazars.

ITEM 8A.                                            CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form10-KSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

Subsequent to the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

The requirements to provide (i) a report of management on our internal controls over financial reporting and (ii) our registered public accounting firm’s attestation report on management’s assessment of our internal control over financial reporting are not yet applicable to us.

PART III

ITEM 9.                                                     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, addresses, ages and terms of office of our executive officers and directors are:

Name (1)	Age	Office	Term Expires

Raymond Chou	43	President, Chief Executive Officer, Secretary and Director	2004

Richard Wang	50	Executive Vice President and Chief Financial Officer	(2)

(1)                        The business address is 41/F, Unit 4112-4113, Office Tower, Convention Plaza, No. 1, Harbour Road, Wanchai, Hong Kong.

(2)                                  The term of office of each officer is at the discretion of the Board of Directors.

Raymond Chou, President, Chief Executive Officer, Secretary and Director

Mr. Chou graduated from the University of Macau with a bachelor degree in Business Administration. Mr. Chou was the managing director of Shanghai HYD Industries Co. Ltd. from May 1999 to January 2003. Prior to that, he was General Manager of Shanghai ELAN Chemical Industries Co. Ltd. since May 1992. Mr. Chou spent most of the last three years studying and researching the e-gaming industry and putting his knowledge to practice by investing his own time and money in setting up the business.

Richard Wang, Executive Vice President and Chief Financial Officer

Mr. Wang holds a master degree in Economics from Fudan University of China. Prior to joining CTG in April 2000, he was General Manager of Shanghai HYD Industries Co. Ltd., a position he had held since June 1996. His  previous experience also includes employment as the Deputy General Manager of Shanghai ELAN Chemical Industries Co. Ltd. from May 1994 to April 1999. Mr. Wang works full time for the Company, based in the Commonwealth of Dominica.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to § 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, and any written representation from the reporting person (as hereinafter defined) that no Form 5 is required, we are not aware of any person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of our equity securities registered pursuant to Section 12 of the Exchange Act (“reporting person”) that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

We have adopted a code of ethics that applies to all of our employees, including our chief executive officer and our chief financial officer.

We currently do not have at least one audit committee financial expert serving on our audit committee. We expect to identify and retain an audit committee financial expert in the future.

ITEM 10.                                              EXECUTIVE COMPENSATION

The following table, and its accompanying explanatory footnotes, includes annual and long-term compensation information on our Chief Executive Officer and our Chief Financial Officer for services rendered in all capacities during the fiscal years ended December 31, 2003, 2002 and 2001.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Options Granted	Other Compensation
		US$	US$	US$	US$
Raymond Chou, CEO	2003	83,333	0	0	0
	2002	83,333	0	0	0
Richard Wang, CFO	2003	39,000	0	0	23,076
	2002	39,000	0	0	23,076

The following summary table sets forth information concerning grants of stock options made during the fiscal year ended December 31, 2003 to our Chief Executive Officer and Chief Financial Officer.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Options Granted	Percent of Total Options Granted in Fiscal Year	Exercise Price	Expiration Date
Raymond Chou	0	N/A	N/A	N/A
Richard Wang	0	N/A	N/A	N/A

ITEM 11.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock owned beneficially as of December 31, 2003 by each person known by us to have owned beneficially more than five percent of such shares then outstanding, by each of our officers and directors and by all of our officers and directors as a group.  This information gives effect to securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended. As far as is known to our management, no person owns beneficially more than five percent of the outstanding shares of common stock as of December 31, 2003 except as set forth below.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class Beneficially Owned
Raymond Chou (1)	42,720,000 Common Stock	42.736%
Richard Wang (1)	0	0
All executive officers and Directors as a group (1)	42,720,000	42.736%

(1)          The business address is 41/F, Unit 4112-4113, Office Tower, Convention Plaza, No. 1, Harbour Road, Wanchai, Hong Kong.

ITEM 12.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Details of related party transactions during the years December 31, 2003 and 2002 are set out in note 9 to our consolidated financial statements included in Item 7 of this Form 10-KSB.

ITEM 13.                                              EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Articles of Incorporation**
2.1	Plan of Share Exchange*
3.2	Articles of Amendment
3.3	Bylaws**
10.1	Commonwealth of Dominica International Gaming Licence
14.1	Code of Ethics
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

(b) Reports on Form 8-K

During the last quarter of the period covered by this report, we filed Reports on Form 8-K/A dated November 6, 2003 and December 19, 2003, both of which amended the financial information contained in Item 7 of our Report on Form 8-K dated March 11, 2003.

*                 Incorporated by reference to our Report on Form 10-KSB/A for the fiscal year ended December 31, 2002 which was filed on October 7, 2003 (SEC File No. 0-49701).

**          Incorporated by reference to the Exhibits to our amended Form 10-SB which was filed on May 20, 2002 (SEC File No. 0-49701).

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.               Audit Fees.  The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were US$77,000 for fiscal 2002 and US$75,000 for fiscal 2003.

2.               Audit Related Fees.  The aggregate fees billed in each of the last two fiscal years for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item (1) above were US$51,000 for fiscal 2002 and US$21,000 for fiscal 2003.

3.               Tax Fees.  The aggregate fees billed in each of the last two fiscal years for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning were NIL for fiscal 2002 and NIL for fiscal 2003.

4.               All Other Fees.  The aggregate fees billed in each of the last two fiscal years for products and services provided by our principal accountant, other than the services reported in items (1), (2) and (3) above, were NIL for fiscal 2002 and NIL for fiscal 2003.

5.               We do not currently have a separate audit committee.  Rather, our Board of Directors serves as the audit committee.  Our Board of Directors approved all of the services described in items (2), (3) and (4) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
Registrant

Date: May 26, 2004	By:	/s/ RAYMOND CHOU
Raymond Chou,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ RAYMOND CHOU	President, Chief Executive Officer,	May 26, 2004
Raymond Chou	Secretary and Director

/s/ RICHARD WANG	Executive Vice President	May 26, 2004
Richard Wang	and Chief Financial Officer

EXHIBIT INDEX

NO.	DESCRIPTION OF EXHIBIT

2.1	Plan of Share Exchange*
3.1	Articles of Incorporation**
3.2	Articles of Amendment
3.3	Bylaws**
10.1	Commonwealth of Dominica International Gaming Licence
14.1	Code of Corporate and Employee Conduct
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

*                 Incorporated by reference to our Report on Form 10-KSB/A for the fiscal year ended December 31, 2002 which was filed on October 7, 2003 (SEC File No. 0-49701).

**          Incorporated by reference to the Exhibits to our amended Form 10-SB which was filed on May 20, 2002 (SEC File No. 0-49701).