Form 10QSB
period 2004-03-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2004-07-09
CIK 1163612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

Commission File Number: 000-49701

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

COLORADO	84-1159783
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

Unit 4112-4113

41/F, Office Tower, Convention Plaza

No. 1, Harbour Road, Wanchai, Hong Kong

(Address of Principal Executive Offices)

(011) (852) 2802-2118

(Registrant’s Telephone Number, Including Area Code)

GOALTIMER INTERNATIONAL, INC.

231 West Jamison Circle 5, Littleton, CO 80002, U.S.A.
(Former Name and Former Address of Principal Executive Offices)

99,963,615 shares of Common Stock, with no par value, were issued and outstanding as at the date of March 31, 2004.

Transitional Small Business Disclosure Format (check one):  Yes  ☐                                               No  ☒

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For Three Months Ended March 31, 2004 and 2003

		Three Months Ended March 31
	Note	2004	2003
		(Unaudited)	(Unaudited)
		US$	US$

Revenue		(256,515)	756,258

Expenses
Selling, general and administrative expenses		(353,609)	(421,872)
Depreciation		(89,430)	(89,330)
		(443,039)	(511,202)

Operating (loss) profit		(699,554)	245,056
Interest income		3,507	3,222
(Loss) Profit before income taxes		(696,047)	248,278
Income tax expense		—	—
Net (loss) profit		(696,047)	248,278

(Loss) Earnings per share – Basic	5	(0.007)	0.0025
Weighted average number of common stock outstanding		99,963,615	99,963,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As at March 31, 2004 and December 31, 2003

	Note	March 31, 2004	December 31, 2003
		(Unaudited)	(Audited)
		USD$	USD$
Assets
Current assets
Cash and cash equivalents		201,989	561,046
Accounts Receivable, Net of Allowance for Doubtful Accounts		—	162,406
Other Current Assets		29,666	50,916
Total Current Assets		231,655	774,368
Property, Plant and Equipment – Net	6	821,645	911,075
Deposits		124,203	124,203
Total Assets		1,177,503	1,809,646

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts Payable		168,120	74,012
Accrued Expenses		147,283	212,211
Due to Shareholder		34,724	—
Other Payables		10,419	10,419
Total Current Liabilities		360,546	296,642
Commitments and Contingencies	8
Shareholders’ Equity
Common Stock
Authorized: 100,000,000 shares of common stock with no par value, as at March 31, 2004 and December 31, 2003
Issued and outstanding: 99,963,615 shares of common stock with no par value, as at March 31, 2004 and December 31, 2003		—	—
Additional Paid-in Capital		2,425,988	2,425,988
Accumulated Losses		(1,609,031)	(912,984)
Total Shareholders’ Equity		816,957	1,513,004
Total Liabilities and Shareholders’ Equity		1,177,503	1,809,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31
	2004	2003
	(Unaudited)	(Unaudited)
	US$	US$
Cash Flows from Operating Activities
Net (Loss) Profit	(696,047)	248,278
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	89,430	89,330
Changes in operating assets and liabilities:
Accounts receivable	162,406	(722,885)
Deposits	—	(15,762)
Other current asset	21,250	10,708
Accounts payable	94,108	200,607
Accrued expenses	(64,928)	5,038
Other payable	—	31,380
Net Cash Used in Operating Activities	(393,781)	(153,306)

Cash Flows from Investing Activities
Purchases of Property, Plant and Equipment	—	(911)
Net Cash Used in Investing Activities	—	(911)

Cash Flows from Financing Activities
Due to a Shareholder	34,724	55,872
Net Cash Provided by Financing Activities	34,724	55,872

Net Decrease in Cash and Cash Equivalents	(359,057)	(98,345)
Cash and Cash Equivalents at Beginning of Period	561,046	124,453
Cash and Cash Equivalents at End of Period	201,989	26,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for Three Months Ended March 31, 2004 and 2003

1.  Organization and Principal Business Activities

Pacific Vegas Global Strategies, Inc. (“PVGS”) was incorporated in Colorado on December 19, 1990. Prior to the reorganization (as described in Note 2 of the Company’s audited financial statements as at December 31, 2003) with Cyber Technology Group Holdings Limited (“CTGH”) on January 8, 2003, PVGS’s principal business was development and selling of time and personal management products. PVGS had discontinued operations since 1994 and its only activity had been accruing loan interest on notes payable and looking for a merger candidate.

Upon completion of the reorganization, the principal business activities of PVGS are, through its subsidiaries, conducting a business of international sportsbook from the Commonwealth of Dominica by way of telecommunications and the Internet.

2.  Preparation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements as at March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003, have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as at March 31, 2004 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed on May 27, 2004. The results of operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results to be expected for the full year.

The condensed consolidated financial statements and accompanying notes are presented in United States dollars and prepared in conformity with accounting principles generally accepted in the USA (“USGAAP”) which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  Recently Issued Accounting Standards

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s condensed consolidated financial statements.

4.  Comprehensive Income

For the three-month periods ended March 31, 2004 and 2003, the total comprehensive income represents the net profit (loss) for the period.

5.  (Loss) Earnings Per Share

Basic (loss) earnings per common share is based on the weighted average number of common stock outstanding during each period as restated as a result of the recapitalization, as described in Note 2 of the Company’s audited financial statements as at December 31, 2003.

The Company had no potential common stock instruments with a dilutive effect for any period presented, therefore basic and diluted earnings per share are the same. The 60,000,000 shares, in connection with the recapitalization, as described in Note 2 of the December 2003 audited financial statements, were included in the computation of (loss) earnings per share as if outstanding at the beginning of each period presented.

6.  Property, Plant and Equipment, Net

	As at March 31, 2004	As at December 31, 2003
	(Unaudited)	(Audited)
	US$	US$

Net work system	833,392	833,392
Telecommunication system	56,708	56,708
Office equipment	48,631	48,631
Leasehold improvement	13,652	13,652
Furniture and fixtures	1,301	1,301
Website development	834,900	834,900
	1,788,584	1,788,584
Accumulated depreciation	(966,939)	(877,509)
	821,645	911,075

The estimated useful lives of all property, plant and equipment are 5 years.

7.  Income Taxes

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

8.  Commitments

As at March 31, 2004 and December 31, 2003, the Company had commitments under non-cancelable operating leases in respect of land and buildings as follows:

	As at March 31, 2004	As at December 31, 2003
	(Unaudited)	(Audited)
	US$	US$

2004	57,692	78,394
2005	6,410	4,940
	64,102	83,334

Other than the operating lease commitments mentioned above, there were no material outstanding capital commitments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Management’s Discussion and Analysis or Plan of Operations in this report contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the management’s current projections or expectations with regard to the future operations of business. Although the management believes that the assumptions made and expectations reflected in such forward-looking statements are reasonable, there is no assurance that such assumptions or expectations will prove to be correct and/or accurate, and as a result of certain risks and uncertainties, actual results of operations may differ materially.

1.  Revenue

The Company’s revenue for the first quarter of 2004 was derived from the sportsbook operations by Pacific Vegas International Ltd. (“PVI”), the Company’s wholly owned subsidiary incorporated and located in the Commonwealth of Dominica and operating a business of international sportsbook under the laws of the Commonwealth of Dominica.

As a result of our continuous marketing efforts and business promotion, the momentum of fast growth of our sportsbook business volume and market share has continued this year. For the three months ended March 31, 2004, the Company had achieved gross wagers of USD$37.36 million in our sportsbook operations, indicating an encouraging increase of USD$7.10 million or 23.48% as compared to the same period of last year.

While our business volume and market share had increased continuously and aggressively, we had on the other hand encountered a negative financial result in sportsbook revenue for the first quarter of this year. For the quarterly period ended March 31, 2004, we had recorded a negative revenue (net wager losses) of USD$0.26 million in our sportsbook operations, indicating a significant decrease of USD$1.01 million as comparing to the same period of last year when there was a revenue (net wager earnings) of USD$0.76 million.

The ratio of net wager losses (net wager losses against total wagers) for our sportsbook operations for the first three months of 2004 was (0.69%), while the ratio of net wager earnings (net wager earnings against total wagers) was 2.50% for the same period of last year, indicating an adverse change in our sportsbook operations for the period.

As reported in our earlier filings, we have been in a process of strategic changes in restructure of our operations and expansion of our business. Management believes that it was a short-term effect that we had encountered a negative result of operations in the first three months of 2004.

2.  Expenses

Our total expenses for the quarterly period ended March 31, 2004 was USD$0.44 million, including USD$0.35 million for operating expenses (selling, general and administrative expenses) and USD$0.09 million for depreciation. Comparing to the same period of last year, there was a cost saving of USD$0.07 million or 13.33% for the first three months of 2004, mainly by our better control on manpower cost, network and system expenses, and telecommunication expenses.

3.  Loss

The net loss for the first three months of 2004 had accumulated to a total of USD$0.70 million, while there was a net profit of USD$0.25 million for the same period of last year.

4.  Changes in Financial Condition

The Company had incurred a decrease of USD$0.36 million as net change in our cash flows at the end of this period, due to the negative result of operations.

5.  Management’s Plan

All plans and/or statements presented in this section are in nature of forward-looking. Where, in any of such plan and/or statement, we or our management express(es) an expectation or belief as to future results, and such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that such expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated could be various, including but not limited to general economic, financial and business conditions; competition in the online sports gaming industry; the business abilities and judgement of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy. For more information about risk factors that could affect our financial results, please review the section of “Additional Cautionary Statements and Risk Factors” in our Annual Report on Form 10-KSB filed on May 27, 2004.

With our continuous marketing efforts and aggressive business promotion over the past two years our sportsbook business volume and market share in terms of gross wagers has successfully grown up to a major sportsbook in the Asian market. It is expected that the momentum of such growth will continue through this year.

We have also planned to further develop our sportsbook products and services for further expansion of our business in Asian and European market.

With regards to the negative financial result of operations for the first quarter of 2004, management has further reviewed our sportsbook operation strategies and implemented a plan to exercise a better odds control to improve profitability of our sportsbook operations.

As explained in our earlier reports, sportsbook operations set out and offer various wagering options at various prices, or as known more commonly, odds or lines, for wagering on sports events (games) and take wagers at such prices, to earn a percentage of gross wagers after payout of customers winnings. Odds control is a key to the profitability for sportsbook operations. The principal strategy for odds control in sportsbook operations is to avert open position risks on a game to ensure net wager earnings for the sportsbook by achieving an ideal balanced position on the wager book of the game. To achieve such an ideal balanced position on the wager book of a game it requires odds control to implement immediate and appropriate changes of wager options and prices on a real time basis to divert wagering demands on a game until the wagers in dollar amount line up on both sides of the wager book of the game. Such an ideal balanced position through odds control is theoretical. In real sportsbook operations effective and efficient odds control shall minimize open position risks and maximize net wager earnings. Our plan is to continuously improve our odds control towards the best profitability in our sportsbook operations.

In common with other major international sportsbook operators, our sportsbook operation is not a “pool” wagering operation. Our primary products involve fixed-odds wagering where customers winnings are paid on the basis of the wagers placed and the odds quoted, rather than derived from a pool of stakes received from all customers. Consequently, there is potentially no upper limit on the losses that could be incurred to a fixed-odds wagering operation in relation to each wagering event. A sportsbook’s odds are determined so as to provide an average return to the sportsbook over a large number of events. There is an inherently high level of variation in ratio of net wager earnings event-by-event and day-by-day. In a long-term run the ratio of net wager earnings has remained fairly constant, while in a short-term run there is less certainty of profitability and we have from time to time experienced significant losses with respect to individual events. The effect of such fluctuations and single-event losses on our operating results could be material in a short-term. Our plan to exercise a better odds control is also to minimize such fluctuations and single-event losses and maximize stability of net wager earnings in our sportsbook operations.

We have been in a process of strategic changes in restructure of our operations and expansion of our business. In a short-term run, we have encountered a negative result of operations in the first three months of 2004. To support such strategic changes, we have further implemented a plan to exercise a better odds control. We expect that the long-term result of such strategic changes will benefit the Company by faster growth and better profitability in our sportsbook business.

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

(b) Changes in Internal Controls

There were no significant changes made in the Company’s internal controls during the period covered by this report or, to the knowledge of the Company’s principal executive officer and principal financial officer, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS:	None.

ITEM 2.	CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES:	None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:	None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:	None.

ITEM 5.	OTHER INFORMATION:	None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)
32.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(b) and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(b) and 18 U.S.C. Section 1350

(b)  Reports on Form 8-K

During the quarterly period for which this Form 10-QSB is filed, no reports on Form 8-K were filed by the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
(Registrant)

Dated: July 9, 2004

/s/ RAYMOND CHOU	/s/ RICHARD WANG
Raymond Chou	Richard Wang
Chief Executive Officer	Chief Financial Officer