Form 10QSB
period 2004-06-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2004-08-13
CIK 1163612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

99,963,615 shares of Common Stock, with no par value, were issued and outstanding as at the date of June 30, 2004.

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

SIGNATURES

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For Three and Six Months Ended June 30, 2004 and 2003

		Three Months Ended June 30		Six Months Ended June 30
	Note	2004	2003	2004	2003
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		US$	US$	US$	US$

Revenue		346,632	212,801	90,117	969,059

Expenses
Selling, general & administrative expenses		(380,584)	(409,158)	(734,193)	(831,030)
Depreciation		(89,448)	(89,330)	(178,878)	(178,660)
Total expenses		(470,032)	(498,488)	(913,071)	(1,009,690)

Operating loss		(123,400)	(285,687)	(822,954)	(40,631)
Interest income		105	1,611	3,612	4,833
Loss before income tax		(123,295)	(284,076)	(819,342)	(35,798)
Income tax expenses		—	—	—	—
Net loss		(123,295)	(284,076)	(819,342)	(35,798)

Loss per share - Basic	4	(0.0012)	(0.0028)	(0.0082)	(0.0004)
Weighted average number of common stock outstanding		99,963,615	99,963,615	99,963,615	99,963,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As at June 30, 2004 and December 31, 2003

	Note	June 30, 2004	December 31, 2003
		(Unaudited)	(Audited)
		US$	US$
Assets
Current Assets
Cash and cash equivalents		50,943	561,046
Accounts receivable, net of allowance for doubtful accounts		106,372	162,406
Other current assets		5,000	50,916
Total Current Assets		162,315	774,368
Property, plant and equipment — Net	5	733,350	911,075
Deposits		124,203	124,203
		857,553	1,035,278
Total Assets		1,019,868	1,809,646

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable		74,012	74,012
Accrued expenses		154,324	212,211
Due to a director		87,451	—
Other payables		10,419	10,419
Total Current Liabilities		326,206	296,642
Commitments and contingencies	7
Shareholders’ Equity
Common stock
Authorized: 100,000,000 shares of common stock with no par value, as at June 30, 2004 and December 31, 2003
Issued and outstanding: 99,963,615 shares of common stock with no par value, as at June 30, 2004 and December 31, 2003		—	—
Additional paid-in capital		2,425,988	2,425,988
Accumulated losses		(1,732,326)	(912,984)
Total Shareholders’ Equity		693,662	1,513,004
Total Liabilities and Shareholders’ Equity		1,019,868	1,809,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for Six Months Ended June 30, 2004 and 2003

	June 30, 2004	June 30, 2003
	(Unaudited)	(Unaudited)
	US$	US$
Cash Flows from Operating Activities
Net loss	(819,342)	(35,798)
Adjustment to reconcile net income to net cash used in operating activities
Depreciation of property, plant and equipment	178,878	178,660
Changes in operating assets and liabilities:
Accounts receivable	56,034	(835,661)
Other current assets	45,916	42,241
Deposits	—	(11,342)
Accounts payable	—	393,589
Accrued expenses	(57,887)	29,755
Other payables	—	31,380
Net Cash Used in Operating Activities	(596,401)	(207,176)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,153)	(911)
Net Cash Used in Investing Activities	(1,153)	(911)

Cash Flows from Financing Activities
Due to a director	87,451	105,900
Net Cash Provided by Financing Activities	87,451	105,900

Net Decrease in Cash and Cash Equivalents	(510,103)	(102,187)
Cash and cash equivalents at beginning of period	561,046	124,453
Cash and cash equivalents at end of period	50,943	22,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for Six Months Ended June 30, 2004 and 2003

1.             ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (“PVGS”) was incorporated in Colorado on December 19, 1990. Prior to the reorganization (as described in Note 2 of the Company’s audited financial statements as at December 31, 2003) with Cyber Technology Group Holdings Limited (“CTGH”) on January 8, 2004, PVGS’s principal business was the development and selling of time and personal management products. PVGS had discontinued operations since 1994 and its only activity had been accruing loan interest on notes payable and looking for a merger candidate.

Upon completion of the reorganization, the principal business activities of PVGS are, through its subsidiaries, conducting a business of international sportsbook from the Commonwealth of Dominica by way of telecommunications and the Internet.

2.             PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as at June 30, 2004 and for the three-month and six-month periods ended June 30, 2004 and 2003, have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosures for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as at June 30, 2004 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company’s Form 10-KSB/A for the year ended December 31, 2003 filed on May 27, 2004. The results of operations for the three-month and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results to be expected for the full year.

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

4.             LOSS PER SHARE

Basic loss per common share based on the weighted average number of common stock outstanding during each period as restated as a result of the recapitalization, as described in Note 2 of the Company’s audited financial statements as at December 31, 2003.

The Company had no potential common stock instruments with a dilutive effect for any period presented, therefore basic and diluted earnings per share are the same. The 60,000,000 shares, in connection with the recapitalization, as described in Note 2 of the December 2003 audited financial statements, were included in the computation of loss per share as if outstanding at the beginning of each period presented.

5.             PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	As at June 30, 2004	As at December 31, 2003
	(Unaudited)	(Audited)
	US$	US$

Network system	833,392	833,392
Telecommunication system	56,708	56,708
Office equipment	49,784	48,631
Leasehold improvement	13,652	13,652
Furniture and fixtures	1,301	1,301
Website development	834,900	834,900
	1,789,737	1,788,584
Accumulated depreciation	(1,056,387)	(877,509)
	733,350	911,075

The estimated useful lives of all property, plant and equipment are 5 years.

6.             INCOME TAXES

PVGS and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the PVGS subsidiaries has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely. Determination of the amount of unrecognized deferred taxes on these earnings is not practical, however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

Under the current laws of the British Virgin Islands, PVGS’s subsidiaries are not subject to tax on income or capital gains, and no British Virgin Islands withholding tax will be imposed upon payments of dividends to their stockholders. Subsidiaries are not subject to any tax in Samoa and the Commonwealth of Dominica.

7.             COMMITMENTS

As at June 30, 2004, the Company had commitments under non-cancelable operating lease payments in respect of land and buildings as follows:

As at June 30, 2004
(Unaudited)
US$

2004	44,872
2005	—
44,872

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

1.  Revenue

The Company’s revenue for the six-month period ended June 30, 2004 was generated from the sportsbook operations by Pacific Vegas International Ltd. (“PVI”), the Company’s wholly owned subsidiary incorporated and located in the Commonwealth of Dominica and operating a business of international sportsbook under the laws of the Commonwealth of Dominica.

For the quarterly period ended June 30, 2004, the Company generated a turnover of gross wagers of USD$18.00 million, which resulted in our turnover of gross wagers for the first six months of 2004 to a total of USD$55.36 million.

Our turnover of gross wagers for the second quarter was less than the first quarter this year by USD$19.36 million or 51.82%, reflecting a seasonal change in our sportsbook operations when the 2003/2004 tournament of most sports leagues for our sportsbook operations ended during this second quarter and a slow season for approximately two months for our sportsbook operations started in the month of June.

Compared to the same period of last year, our turnover of gross wagers for the second quarter this year decreased by USD$0.94 million or 4.94%, while for the first six months this year it had increased by USD$6.17 million or 12.54%.

For the three months ended June 30, 2004, the Company recorded a revenue (net wager earnings) of USD$0.35 million, which resulted in our revenue for the first six months of 2004 to a total of USD$0.09 million, recovering from a negative revenue (net wager losses) of USD$0.26 million for the first quarter this year.

Comparing to the same period of last year, our revenue for the second quarter this year increased by USD$0.13 million or 62.89%, while for the first six months this year it had decreased by 0.88 million or 90.70% due to the negative revenue (net wager losses) for the first quarter this year.

The ratio of net wager earnings (net wager earnings against total wagers) for the second quarter of 2004 was 1.93%, which is fairly at the average level of the industry, but due to the negative performance (net wager losses) of the first quarter this year, the ratio of net wager earnings for the first six months this year was 0.16%, while it was 1.97% for the same period of last year.

2.  Expenses

Total expenses for the three months ended June 30, 2004 was USD$0.47 million, including USD$0.38 million for operating expenses (selling, general and administrative expenses) and USD$0.09 million for depreciation. Compared to the same period of last year, our total expenses reduced by USD$0.03 million or 5.71% for the second quarter this year and USD$ 0.10 million or 9.57% for the first six months this year respectively, indicating a positive result of our cost saving programs, particularly our better control on manpower cost, network and system expenses, utilities, and telecommunication expenses.

3.  Loss

There was a net loss of USD$0.12 million for the three months ended June 30, 2004. Due to the slow season our revenue for this quarterly period was insufficient to cover our expenses, but as compared to the same period of last year, our revenue increased by 62.89% and our expenses decreased by 5.71%, our net loss for this quarterly period was reduced by USD$0.16 million or 56.60%.

4.  Changes in Cash-flow Condition

For the six months ended June 30, 2004, there was a decrease of USD$0.51 million in our cash-flow condition due to the negative results of operations for the period.

5.  Management’s Plan

Our plans and/or statements presented in this section are in nature of forward-looking. Where, in any of such plan and/or statement, we or our management express(es) an expectation or belief as to future results, and such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that such expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated could be various, including but not limited to general economic, financial and business conditions; competition in the online sports gaming industry; the business abilities and judgment of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategies. For more information about risk factors that could affect our financial results, please review the section of “Additional Cautionary Statements and Risk Factors” in our Annual Report on Form 10-KSB filed on May 27, 2004.

With our continuous marketing efforts and aggressive business promotion over the past two years our sportsbook business volume and market share in terms of gross wagers have successfully grown up to a major sportsbook in the Asian market. It is expected that the momentum of such growth will continue through out this year.

As presented in our last quarterly report on Form-10QSB filed on July 9, 2004, while our business volume and market share have been increasing continuously and aggressively, we had on the other hand encountered a negative revenue (net wager losses) for the first quarter this year, and management had further reviewed our sportsbook operation strategies and implemented a plan to exercise a more selective marketing program, a more effective odds control program and a more intensive cost saving program to improve profitability of our sportsbook operations. As a result of such exercise through out the second quarter this year, we have recovered from a negative revenue to a positive revenue (net wager earnings) even when our turnover of gross wagers for the second quarter was less than the first quarter by 51.82% due to the slow season, and as compared to the same period of last year, our revenue had climbed up by 62.89%, our expenses had slimmed down by 5.71%, and our net loss was reduced by 56.60%. This result proves the effectiveness of our business strategy and management plan, and encourages us to continue such exercise in our future operations.

Since our sportsbook operations by PVI have been the only revenue generating operations for the Company and our sportsbook operations will continue to be in slow season until mid August, we anticipate that due to insufficient revenue in slow season it is highly possible to continue encountering a net loss for the third quarter this year, but with our continuous exercise of management programs in selective marketing, effective odds control and intensive cost saving, the net loss will be minimized and reduced materially as comparing to the same period of last year.

For the new 2004/2005 sports season, which will start next week, management has further fine tuned our business strategies and prepared an operation plan with a more selective marketing program, a more effective odds control program and a more intensive cost saving program to further expand our business and enhance profitability of our operations in the new season.

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

PART II.                OTHER INFORMATION

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

Dated: August 13, 2004

/s/ RAYMOND CHOU	/s/ RICHARD WANG
Raymond Chou	Richard Wang
Chief Executive Officer	Chief Financial Officer