Form 10QSB
period 2004-09-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2004-12-08
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

99,963,615 shares of Common Stock, with no par value, were issued and outstanding as of the date of September 30, 2004.

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

PART I.              FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For Three and Nine Months Ended September 30, 2004 and 2003

		3 Months Ended September 30		9 Months Ended September 30
	Note	2004	2003	2004	2003
		(Unaudited) US$	(Unaudited) US$	(Unaudited) US$	(Unaudited) US$

(Loss) Revenue		(270,837)	426,017	(180,720)	1,395,076

Expenses
Selling, general and administrative expenses		(285,780)	(452,552)	(1,019,973)	(1,283,582)
Depreciation		(89,487)	(89,363)	(268,365)	(268,023)
Provision for impairment loss		(643,864)	—	(643,864)	—
		(1,019,131)	(541,915)	(1,932,202)	(1,551,605)

Operating loss		(1,289,968)	(115,898)	(2,112,922)	(156,529)
Interest income		3,242	3,221	6,854	8,054
Loss before income taxes		(1,286,726)	(112,677)	(2,106,068)	(148,475)
Income tax expenses		—	—	—	—
Net loss		(1,286,726)	(112,677)	(2,106,068)	(148,475)

Loss per share, Basic	4	(0.0129)	(0.0011)	(0.0211)	(0.0015)
Weighted average number of common stock outstanding		99,963,615	99,963,615	99,963,615	99,963,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As at September 30, 2004 and December 31, 2003

	Note	September 30, 2004	December 31, 2003
		(Unaudited) US$	(Audited) US$
Assets
Current Assets
Cash and cash equivalents		9,943	561,046
Accounts receivable, net of allowance for doubtful accounts		—	162,406
Other current assets		137,270	50,916
Total Current Assets		147,213	774,368
Property, plant and equipment - Cost		1,789,738	1,788,584
Less: Accumulated depreciation		(1,145,874)	(877,509)
Less: Provision for impairment loss	5	(643,864)	—
Property, plant and equipment - Net	6	0	911,075
Deposits		124,203	124,203
		124,203	1,035,278
Total Assets		271,416	1,809,646

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable		429,439	10,419
Accrued expenses		257,918	212,211
Other payables		74,012	74,012
Due to a director		103,111	—
Total Current Liabilities		864,480	296,642
Commitments and contingencies	8	—	—
Shareholders’ Equity
Common stock
Authorized: 100,000,000 shares of common stock with no par value, as at September 30, 2004 and December 31, 2003
Issued and outstanding: 99,963,615 shares of common stock with no par value, as at September 30, 2004 and December 31, 2003		—	—
Additional paid-in capital		2,425,988	2,425,988
Accumulated loss		(3,019,052)	(912,984)
Total Shareholders’ Equity		(593,064)	1,513,004
Total Liabilities and Shareholders’ Equity		271,416	1,809,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for Nine Months Ended September 30, 2004 and 2003

	September 30, 2004	September 30, 2003
	(Unaudited) US$	(Unaudited) US$
Cash Flows from Operating Activities
Net loss	(2,106,068)	(148,475)
Adjustment to reconcile net income to net cash Provided by (used in) operating activities
Depreciation of property, plant and equipment	268,365	268,023
Provision for impairment loss	643,864	—
Changes in operating assets and liabilities:
Accounts receivable	162,406	(1,148,271)
Other current assets	(86,354)	40,808
Deposits	—	(10,970)
Accounts payable	419,020	626,386
Accrued expenses	45,707	9,674
Other payable	—	19,658
Net cash used in operating activities	(653,060)	(343,167)

Cash flows from investing activities
Purchases of property, plant and equipment	(1,154)	(2,899)
Net cash used in investing activities	(1,154)	(2,899)

Cash flows from financing activities
Due to a director	103,111	271,482
Net cash provided by financing activities	103,111	271,482

Net decrease in cash and cash equivalents	(551,103)	(74,584)
Cash and cash equivalents, as at beginning of period	561,046	124,453
Cash and cash equivalents, as at end of period	9,943	49,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for Three and Nine Months Ended September 30, 2004 and 2003

1.         ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (“PVGS”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990. Prior to the reorganization (as described in Note 2 of the Company’s audited financial statements as at December 31, 2003) with Cyber Technology Group Holdings Limited (“CTGH”) on January 8, 2004, PVGS’s principal business was the development and selling of time and personal management products. The Company had discontinued operations since 1994 and its only activity had been accruing loan interest on notes payable and looking for a merger candidate.

Upon completion of the reorganization, the principal business activities of PVGS had been, through its subsidiaries, conducting a sportsbook business from the Commonwealth of Dominica by way of telecommunications and the Internet, until December 6, 2004 when the Board of Directors of PVGS resolved to cease the operations of sportsbook business.

Currently, the Company’s only activities are accruing non-operating (general and administrative) expenses and seeking for business restructure.

2.         PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as at September 30, 2004 and for the 3-month and 9-month periods ended September 30, 2004 and 2003, have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as at September 30, 2004 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company’s Form 10-KSB/A for the year ended December 31, 2003 filed on May 27, 2004. The results of operations for the 3-month and 9-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results to be expected for the full year.

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

4.         LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common stock outstanding during each period as restated as a result of the recapitalization, as described in Note 2 of the Company’s audited financial statements as at December 31, 2003.

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

5.         IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset, and recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. In case any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value.

In the third quarter 2004, management determined that property, plant and equipment had been impaired as a result of the significant decline in sportsbook business. As a result, the Company recorded a non-cash provision for impairment loss of US$643,864 related to property, plant and equipment in accordance with the provisions of SFAS 144.

6.         PROPERTY, PLANT AND EQUIPMENT, NET

Summary of property, plant and equipment is as follows:

	As at September 30, 2004	As at December 31, 2003
	(Unaudited) US$	(Audited) US$

Network system	833,392	833,392
Telecommunication system	56,708	56,708
Office equipment	49,785	48,631
Leasehold improvement	13,652	13,652
Furniture and fixtures	1,301	1,301
Website development	834,900	834,900
	1,789,738	1,788,584
Accumulated depreciation	(1,145,874)	(877,509)
Provision for impairment loss	(643,864)	—
	0	911,075

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

8.         COMMITMENTS

As at September 30, 2004 and December 31, 2003, the Company had commitments under non-cancelable operating lease payments in respect of land and buildings as follows:

	As at March 31, 2004	As at December 31, 2003
	(Unaudited) US$	(Audited) US$

2004	25,641	78,394
2005	—	4,940
	25,641	83,334

Other than the operating lease commitments mentioned above, there were no material outstanding capital commitments.

9.         RECLASSIFICATIONS

Certain reclassifications have been made to the current year’s interim financial information and to the prior years’ financial statements to conform to the classifications used in the current period.

10.  SUBSEQUENT EVENTS

On December 6, 2004, the Company determined to cease the operations of sportsbook business. It is expected that, as subsequent events in connection to our cease of sportsbook business, associated cash costs of approximately US$120,000 for severance and related employees benefits and early termination of lease and service contracts will be incurred in the fourth quarter 2004.

11.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, since the Company has current liabilities in excess of its current assets. In light of the situation, the Company is seeking for possible arrangements to raise additional capital funds to meet its current liabilities, but there can be no assurance that the Company will be successful in raising such funds. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

1.         Revenue

The Company’s revenue for the nine months ended September 30, 2004 was generated from the sportsbook operations by Pacific Vegas International Ltd. (“PVI”), the Company’s wholly owned subsidiary incorporated and located in the Commonwealth of Dominica and conducting a business of international sportsbook under the laws of the Commonwealth of Dominica. The Company has no other revenue generating operations.

For the three months ended September 30, 2004, the Company recorded a negative revenue (net wager losses) of US$0.27 million from the sportsbook operations, which resulted in our total revenue for the first nine months of 2004 to a negative US$0.18 million (net wager losses), indicating a material adverse change as compared to the same periods of last year when there was a revenue (net wager earnings) of US$0.43 million for the third quarter of 2003 and US$1.40 million for the first three quarters of 2003.

Such an adverse change in our operation results was caused mainly due to a change in the way that most small clients place their wagers.

For a sportsbook to be profitable, it must be able to maintain sufficient business from small clients. In a sportsbook business most small clients are sports fans with their favorite teams and players and they usually place their wagers based on emotions. Industrial statistics indicate that approximately 96% of sportsbook earnings come from wagers by small clients.

Our business is based in the Asian market. Best personalized call center services used to be one of our marketing features, as most Asian clients used to place their wagers by using sportsbook call center services, even when internet-based online wagering has become more popular in western countries. But today internet-based online wagering has unexpectedly become the most popular way of sports wagering in Asia, and most small clients in Asia have unexpectedly changed their way of wagering from phone wagering to internet-based online wagering. We have lost our business from most small clients as our hardware and software systems are not yet ready to accommodate online wagering operations.

Our gross wagers for the third quarter of 2004 decreased to US$10.74 million, less than the same period of 2003 by US$6.71 million or 38.45%, and less than the second quarter of 2004, which was the slowest period of the year in sports activities, by US$7.26 million or 40.33%, due to loss of our business from most small clients.

We have not only suffered losing earnings from wagers by small clients, but also experienced more operational difficulties. Without having sufficient business from small clients, it has become more difficult to balance our wager book, therefore resulting in more open positions, which has made our sportsbook operations more vulnerable to larger bettors who usually make wagers based on rational analysis but not on emotions.

2.         Expenses

Total expenses for the quarterly period ended September 30, 2004 were US$1.02 million, including US$0.29 million for operating expenses (selling, general and administrative expenses), US$0.09 million for depreciation and US$0.64 million for impairment loss on property, plant and equipment.

Total expenses for the first three quarters of 2004 were US$1.93 million, including US$1.02 million for operating expenses (selling, general and administrative expenses), US$0.27 million for depreciation and US$0.64 million for impairment loss on property, plant and equipment.

Compared to the same periods of last year, our total expenses increased by US$0.48 million or 88.1% for the third quarter this year and increased by US$0.38 million or 24.5% for the first three quarters of this year respectively.

3.         Provision for Impairment Loss

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, under which long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset, and recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. In case any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value.

In light of the increasing net wager losses and highly vulnerable position to further net wager losses in our sportsbook operations, the Company determined at end of the third quarter of 2004 that our property, plant and equipment had been impaired as a result of the significant decline in our sportsbook business, and recorded a non-cash provision for impairment loss of US$643,864 related to property, plant and equipment in accordance with the provisions of SFAS 144.

4.         Loss

There was a net loss of US$1.29 million for the third quarter of 2004, which resulted in a net loss of US$2.11 million for the first three quarters of 2004.

Due to the increasing net losses, our cash and cash equivalents on hand decreased significantly from US$0.56 million as at December 31, 2003 to less than US$0.01 million as at 30 September 2004, our total assets reduced significantly from US$1.81 million as at December 31, 2003 to US$0.27 million as at September 30, 2004, and our shareholders equity dropped significantly from US$1.51 million as at December 31, 2003 to negative US$0.59 million as at 30 September 2004.

5.         Changes in Cash Flows

For the nine months ended September 30, 2004, there was a decrease of US$0.55 million in our cash flows primarily due to the negative results of operations for the period.

6.         Management’s Plan

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

On December 6, 2004, our Board of Directors reviewed our current business operations and financial conditions and noted the following factors:

(1)  Our operations of sportsbook business had incurred net wager losses for both the third quarter of 2004 and the first nine months of 2004;

(2)  Our cash flows are insufficient to support our current operations of sportsbook business and our cash on hand is minimal to pay our expenses;

(3)  Our principal shareholder has advised us that he will not continue to loan funds to the Company to maintain our operations of sportsbook business;

(4)  Our current operations of sportsbook business have become highly vulnerable due to loss of our business from most small clients, thus increasing the likelihood of incurring continuing losses from operations in the future;

(5)  Our efforts to try to recover our business from small clients will require a material amount of capital expenses for systems upgrade and a material amount of marketing expenses for market campaign, and there can be no assurance that our business from small clients will be recovered by such capital expenses and marketing expenses; and

(6)  Our ability to raise capital in the equity securities market on terms favorable to us or affordable by us is nearly nil at this time.

In light of the foregoing, effective immediately, our Board of Directors has resolved to cease our entire operations of sportsbook business, as an immediate remedial action to prevent further losses. We will further review and re-evaluate our business structure to determine what and how to proceed in the future. However, there can be no assurance as to when or whether we will be able to restructure and restart our business operations.

7.         Costs Associated with Exit or Disposal Activities

The Company has determined that in conjunction with our cease of entire operations of sportsbook business, the Company will incur cash costs of approximately US$120,000 related to severance and related benefits for the impacted employees and early termination of lease and service contracts. It is expected that all actions pertaining to the cease of entire operations of sportsbook business will be completed by December 31, 2004. At the present time the Company has not yet been able to make a good faith determination of the exact nature or estimated amounts of other related cash costs which may be incurred for completion of the exit process.

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

PART II.          OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

None.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.               OTHER INFORMATION

1.         Cease of Operations

On December 6, 2004, our Board of Directors reviewed our current business operations and financial conditions and noted the following factors:

(1)  Our operations of sportsbook business had incurred net wager losses for both the third quarter of 2004 and the first nine months of 2004;

(2)  Our cash flows are insufficient to support our current operations of sportsbook business and our cash on hand is minimal to pay our expenses;

(3)  Our principal shareholder has advised us that he will not continue to loan funds to the Company to maintain our operations of sportsbook business;

(4)  Our current operations of sportsbook business have become highly vulnerable due to loss of our business from most small clients, thus increasing the likelihood of incurring continuing losses from operations in the future;

(5)  Our efforts to try to recover our business from small clients will require a material amount of capital expenses for systems upgrade and a material amount of marketing expenses for market campaign, and there can be no assurance that our business from small clients will be recovered by such capital expenses and marketing expenses; and

(6)  Our ability to raise capital in the equity securities market on terms favorable to us or affordable by us is nearly nil at this time.

In light of the foregoing, effective immediately, our Board of Directors has resolved to cease our entire operations of sportsbook business, as an immediate remedial action to prevent further losses.

We will further review and re-evaluate our business structure to determine what and how to proceed in the future. However, there can be no assurance as to when or whether we will be able to restructure and restart our business operations.

2.         Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, under which long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset, and recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. In case any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value.

In light of the increasing net wager losses and highly vulnerable position to further net wager losses in our sportsbook operations, the Company determined at end of the third quarter of 2004 that our property, plant and equipment had been impaired as a result of the significant decline in our sportsbook business, and recorded a non-cash provision for impairment loss of US$643,864 related to property, plant and equipment in accordance with the provisions of SFAS 144.

3.         Costs Associated with Exit or Disposal Activities

The Company has determined that in conjunction with our cease of entire operations of sportsbook business, the Company will incur cash costs of approximately US$120,000 related to severance and related benefits for the impacted employees and early termination of lease and service contracts. It is expected that all actions pertaining to the cease of entire operations of sportsbook business will be completed by December 31, 2004. At the present time the Company has not yet been able to make a good faith determination of the exact nature or estimated amounts of other related cash costs which may be incurred for completion of the exit process.

ITEM 6.               EXHIBITS

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

Dated: December 7, 2004

/s/ RAYMOND CHOU	/s/ RICHARD WANG
Raymond Chou	Richard Wang
Chief Executive Officer	Chief Financial Officer