Form 10KSB
period 2004-12-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2005-03-31
CIK 1163612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number 0-49701

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

(Name of small business issuer in its charter)

COLORADO	84-1159783
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

16/F, Winsome House

73 Wyndham Street, Central, Hong Kong

(Address of Principal Executive Offices)

(011) (852) 3154-9370

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

YES  ☒     NO  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

State issuer’s revenues for its most recent fiscal year:  US$30,211.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:  US$1,546,308.45.*

*      The aggregate market value was determined by multiplying the number of outstanding shares (excluding those shares held of record by officers, directors and greater than five percent shareholders) by US$0.03, the average bid and asked price of the registrant’s common stock as of March 15, 2005, such date being within 60 days prior to the date of filing.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  99,963,615 shares of Common Stock with No Par Value as of February 28, 2005.

Documents incorporated by reference:  NONE

Transitional Small Business Disclosure Format:     YES  ☐     NO  ☒

PART     I

ITEM  1.         DESCRIPTION OF BUSINESS

1.     INTRODUCTION

All statements other than statements of historical fact included in this annual report regarding our financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, we or our management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of such expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include but are not limited to general economic, financial and business conditions; competition and development in the online sports gaming industry; the business abilities and judgment of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategies.

Our principal executive office is located at 16/F, Winsome House, 73 Wyndham Street, Central, Hong Kong, telephone (852) 3154-9370.

2.     ACQUISITION OF CYBER TECHNOLOGY GROUP HOLDINGS LTD.

On November 25, 2002, Pacific Vegas Global Strategies, Inc., formerly known as Goaltimer International, Inc. (the “Company” or “PVGS”), entered into an agreement for a transaction of share exchange with Cyber Technology Group Holdings Ltd. (“CTGH”) for the Company to acquire CTGH through a plan of share exchange under the laws of Colorado. Pursuant to the share exchange agreement, the Company would acquire 100% of the issued and outstanding capital shares of CTGH, in exchange for 60,000,000 new shares of common stock of the Company. On December 12, 2002, our shareholders approved this transaction of share exchange.

The transaction was finally executed and concluded on January 8, 2003, upon which control of the Company passed to the shareholders of CTGH, and CTGH became a wholly owned subsidiary of the Company.

CTGH is an investment holding company, incorporated in the British Virgin Islands since June 2000. CTGH owns 100% of the capital stock of Pacific Vegas Development Ltd. (“PVD”).

PVD is an IT company, incorporated in Samoa since April 2000, engaged in the business of system solutions development and technical supporting services for e-business, especially e-gaming related business. PVD is the sole shareholder of Pacific Vegas International Ltd. (“PVI”).

PVI is a company incorporated and located in the Commonwealth of Dominica since April 2000, established to conduct an offshore business of international sportsbook under the International Gaming License granted by the Government of the Commonwealth of Dominica.

Since the Company was a non-operating public shell before its acquisition of CTGH, the nature of the acquisition was treated as a capital transaction or recapitalization in substance, rather than a business combination. The acquisition did not result in any purchase accounting adjustments or creation of goodwill.

3.     DESCRIPTION OF CORPORATE STRUCTURE AND BUSINESS OPERATIONS

The Company was a non-operating public shell with no subsidiaries, associates or affiliates and no active business operations prior to its acquisition of CTGH. The acquisition of CTGH restructured the Company into an incorporated group with active business operations, upon which the Company became one of a few listed companies engaged in e-gaming business.

3.1  CTGH - The Financial Operation Center for the Group

CTGH was incorporated as an investment holding company primarily for acquiring e-gaming related business through capital transactions. It acquired and currently holds 100% equity shares of PVD, which in turn owns 100% capital shares of PVI. As an investment holding company, CTGH operated as the financial operation center for the Group, focusing primarily on strategic financial planning and capital transactions for business acquisition, while conducting general administration for the Group as well.

3.2  PVD - The Technical Operation Center for the Group

PVD is the sole shareholder of PVI. PVD was established as an IT company primarily in the business of system solutions development and technical supporting services for e-business, especially e-gaming related business. PVD operated as the technical operation center for the Group, primarily for supporting the technical needs of PVI.

3.3  PVI - The Revenue Operation Center for the Group

Incorporated and located in the Commonwealth of Dominica since April 2000, PVI was granted an International Gaming License by the Government of Dominica to conduct an offshore business of international sportsbook. Such license is subject to annual renewal under the laws of Dominica, and the license was renewed every year for the past years.

PVI operated as the revenue operation center for the Group, through its operations of international sportsbook business, the only revenue-generating operations of the Group.

Sportsbook operations set out and offer various wagering options at various prices, or as known more commonly, odds or lines, for wagering on sports events and take wagers at such prices, to earn a percentage of gross wagers, the net wager earnings, as sportsbook revenue.

For the fiscal year ended December 31, 2003, PVI achieved a total of gross wagers of US$94.47 million and a total revenue (net wager earnings) of US$1.70 million. For the fiscal year ended December 31, 2004, PVI achieved a total of gross wagers of US$85.43 million and a total revenue (net wager earnings) of US$0.03 million.

3.4  Cessation of Sportsbook Business

On December 6, 2004, our Board of Directors reviewed our business operations and financial conditions and noted the following factors:

•      Our operations of sportsbook business had incurred net wager losses consecutively for the first nine months of 2004;

•      Our cash flows had become insufficient to maintain our sportsbook operations and pay our corporate expenses;

•      Our principal shareholder had decided to discontinue financing the Company to maintain our operations of sportsbook business;

•      Our operations of sportsbook business had become highly vulnerable to net wager losses due to loss of our business from small clients, therefore increasing the likelihood of incurring continuing losses from such operations in the future;

•      Our efforts to try to recover our business from small clients would require a material amount of capital expenses for systems upgrade and a material amount of marketing expenses for market campaign, and there can be no assurance that our business from small clients would be recovered by such capital expenses and marketing expenses; and

•      Our ability to raise capital in the equity securities market on terms favorable to us or affordable by us had become nearly nil at this time.

In light of the foregoing, effective as of December 6, 2004, our Board of Directors resolved to cease our entire operations of sportsbook business, as an immediate remedial action to prevent further losses.

Currently, there is no active business operations by the Company and/or its subsidiary companies. The Company is to further review and re-evaluate its business structure and strategies to determine what and how to proceed in the future.

4.     EMPLOYEES

As at December 31, 2004, the Company had 5 employees, including 2 executive officers with PVGS in Hong Kong for corporate administration, and a minimum number of 3 local employees with PVI in Dominica as required by the gaming license rules of Dominica. As an subsequent event in connection to our cessation of business operations, the Company dismissed all other employees.

As stated in section 2.7 (1) of Item 6 hereof, our international gaming license, which is subject to annual renewal, expired as of January 27, 2005, and we have not yet decided whether or not to proceed the annual renewal. In case we have decided not to renew our gaming license, the 3 local employees with PVI in Dominica will be dismissed accordingly.

5.     ADDITIONAL INFORMATION

Compliance with federal, state and local provisions which have been enacted regarding the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected to have, any adverse effect upon our capital expenditures, earnings or competitive position. The Company is not presently a party to any litigation or administrative proceedings with respect to its compliance with such environmental standards. In addition, the Company does not anticipate being required to expend any significant capital funds in the near future for environmental protection in connection with its operations.

ITEM  2.         DESCRIPTION OF PROPERTY

The Company maintained leased space in the Commonwealth of Dominica under the name of PVI, which is a space of approximately 180 square meters, pursuant to a lease of 3 years with automatic annual renewal at a monthly rent of US$775. This lease was for our operations of sportsbook business, and this lease will be terminated as of May 1, 2005.

The Company leased its executive offices in Hong Kong, which was a space of approximately 311 square meters, pursuant to a lease of 2 years at a monthly rent of US$6,410, and this lease was terminated when it expired on January 23, 2005.

Currently the Company maintains its executive offices in Hong Kong, which consist of a space of approximately 60 square meters and such space is provided by our principal shareholder for the Company to use as its executive offices for a temporary period of 6 months commencing January 24, 2005 with no rental charges to the Company.

The Company does not invest in, and has not adopted any policy with respect to investments in, real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities. It is not the Company’s policy to acquire assets primarily for possible capital gain or primarily for income.

ITEM  3.         LEGAL PROCEEDINGS

No material legal proceedings to which the Company or any of its subsidiary companies is a party or to which any of its property is the subject are pending, and no such proceedings are known by us to be contemplated. The Company is not presently a party to any litigation or administrative proceedings with respect to our compliance with federal, state and local provisions which have been enacted regarding the discharge of materials into the environment or otherwise relating to the protection of the environment and no such proceedings are known by us to be contemplated. No legal actions are contemplated nor judgments entered against any of our officers or directors concerning any matter involving our business.

ITEM  4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART     II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was traded on the OTC Bulletin Board under the symbol “PVEG.OB” from January 8, 2003 until September 26, 2003, at which time it was moved from the OTC Bulletin Board to the OTC Non-Bulletin Board for failure to comply with certain reporting requirements (NASD Rule 6530). It has since then traded on the Pink Sheets under the symbol “PVEG.PK”. The nature of the market for common stocks trading on the Pink Sheets is limited, sporadic and highly volatile, and the absence of an active market may have an effect upon the high and low prices as reported. The following information sets forth the high and low last sale prices per share of our common stock for the periods indicated as reported by the OTC Bulletin Board or the Pink Sheets:

QUARTER ENDED	HIGH		LOW

March 31, 2003	US$	1.35	US$	1.30
June 30, 2003	US$	0.60	US$	0.55
September 30, 2003	US$	0.12	US$	0.10
December 31, 2003	US$	0.15	US$	0.12

March 31, 2004	US$	0.41	US$	0.41
June 30, 2004	US$	0.12	US$	0.12
September 30, 2004	US$	0.05	US$	0.05
December 31, 2004	US$	0.03	US$	0.03

The quotations set forth herein reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

As at December 31, 2004, there were approximately 748 records and beneficial holders of our common stock.

We have not declared or paid any dividends to date.

During the fiscal year ended December 31, 2004, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

We did not repurchase any of our equity securities within the fourth quarter of the fiscal year covered by this report.

ITEM  6.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

2.     RESULTS OF OPERATIONS

2.1  Revenue

The Company’s revenue for the fiscal year ended December 31, 2004 was US$30,211, which was derived from the sportsbook business operated by PVI, the Company’s wholly owned subsidiary incorporated and located in the Commonwealth of Dominica, conducting such business under the laws of the Commonwealth of Dominica. There was no other revenues from any business of the Company for the subject period.

Our revenue for the fiscal year 2004 decreased by US$1.67 million or 98.23%, as compared to the revenue of US$1.70 million for the fiscal year 2003.

During the fiscal year 2004, our sportsbook operations incurred negative revenue (net wager losses) for the first nine months.

Such significant adverse change in our operation results was mainly due to a change in the way that most small clients placed their wagers.

For a sportsbook to be profitable, it must be able to maintain sufficient business from small clients. In sportsbook business most small clients are sports fans with passion for their favorite teams and players and they usually place their wagers based on emotions. Industrial statistics indicate that approximately 96% of sportsbook net wager earnings come from wagers by small clients.

Our business was mainly based in the Asian market. Best personalized toll-free call center services used to be one of our marketing features, and most Asian clients used and appreciated the way they could place their wagers by using personalized toll-free call center services, even when internet-based online sports wagering emerged and became more popular in western countries. But internet-based online wagering unexpectedly emerged and became the most popular way of sports wagering in Asia, and most small clients in Asia unexpectedly changed their way of wagering from phone wagering to internet-based online wagering. As a result of such an unexpected change, we had lost our business from most small clients when our hardware and software systems were not in such place to accommodate online wagering operations.

For the fiscal year 2004, our sportsbook operations recorded a total of gross wagers of US$85.43 million, decreased by US$9.04 million or 9.57%, comparing to the total gross wagers of US$94.47 million for the fiscal year 2003, and particularly for the second half of year 2004 our gross wagers decreased by US$15.21 million or 33.60% as compared to the same period of year 2003, due to loss of our business from small clients.

In sportsbook operations, the principal rule to ensure net wager earnings is to avert risks of an open position on a game or to achieve a balanced position on the wager book of the game, which means that half of the total wagers is on one side and the other half is on the opposite side. Such a balanced position could be achieved, theoretically, by adjusting the wager options and prices as necessary to divert wagering demands until the wagers in dollar amount line up on both sides of the book. But it is difficult for a sportsbook to achieve or even approach to such a balanced position if there are insufficient wagering demands from small clients, and it is then highly risky for the sportsbook to net wager losses when it is exposed to an open wager position.

Due to loss of our business from small clients, we had not only suffered losing our earnings from wagers by small clients, but also experienced more operational difficulties. Without having sufficient business from small clients, it had become more difficult to balance our wager book, therefore resulting in more open positions, which had made our sportsbook operations more vulnerable to larger bettors who usually make heavy wagers based on rational analysis rather than emotions and such heavy wagers hit our sportsbook badly.

2.2  Expenses

Total expenses for the fiscal year ended December 31, 2004 were US$2.39 million, including US$1.37 million for operating expenses (selling, general and administrative expenses), US$0.27 million for depreciation, US$0.64 million for impairment loss and US$0.11 million for provision for irrecoverable deposits.

Comparing to the fiscal year 2003, our total expenses for 2004 increased by US$0.29 million or 13.68%, while taking into account the impairment loss of US$0.64 million and the provision for irrecoverable deposits of US$0.11 million incurred in 2004 due to the particular circumstances, our total expenses for 2004, excluding such impairment loss and provision for irrecoverable deposits, decreased by US$0.47 million or 22.17%, mainly due to our reduction of manpower cost, network and system expenses, and telecommunication expenses in the first 11 months and our cessation of sportsbook operations in December.

2.3  Impairment Loss

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

In light of the increasing net wager losses and highly vulnerable position to further net wager losses in our sportsbook operations, the Company determined at the end of the third quarter of 2004 that our property, plant and equipment had been impaired as a result of the significant decline in our sportsbook business, and recorded a non-cash provision for impairment loss of US$643,864 related to property, plant and equipment in accordance with the provisions of SFAS 144.

2.4  Provision for Irrecoverable Deposits

The Company recorded a provision for irrecoverable deposits of US$0.11 million in light of the following particulars:

For our international gaming license, which is subject to annual renewal, a deposit of US$100,000 in the name of PVI was made to the Government of Dominica, as required by the gaming license regulations of Dominica, and such deposit was carried over every year upon the license renewal. Our gaming license was expired as of January 27, 2005, and we have not yet decided whether or not to proceed with the annual renewal, while we have received a written notice from the Government of Dominica for the annual gaming license fees for the year 2005, indicating that the gaming license regulatory authority of Dominica has acknowledged our qualification for renewal of the gaming license. The Company determined that such deposit may not be refunded in case we abandon our privilege to renew the gaming license.

We have decided to terminate all utility services for PVI in Dominica as of March 31, 2005. As a result of our termination of the service contracts before expiration, our deposits of US$8,442 made to the service suppliers may not be refundable.

2.5  Loss

For the fiscal year ended December 31, 2004, the Company incurred a net loss of US$2.35 million,

primarily due to the significant decline in our sportsbook revenue and the impairment loss.

As a result of the substantially increased net loss for the year 2004, comparing the balance as at December 31, 2003 to the balance as at December 31, 2004, our cash and cash equivalents on hand dropped significantly from US$0.56 million to US$0.04 million, our total assets decreased significantly from US$1.81 million to US$0.06 million, and our shareholders’ equity declined significantly from US$1.51 million to negative US$0.83 million.

2.6  Liquidity and Capital Resources

For the fiscal year ended December 31, 2004, the Company had a net decrease of US$0.52 million in cash and cash equivalents, mainly due to the significant net loss during the period.

Material factors to our cash flows for the year 2004 are as follows:

•      Net cash decrease of US$2.35 million due to the net loss;

•      Net cash increase of US$0.13 million from changes in operating assets and liabilities, and US$1.02 million for depreciation and provisions for impairment loss and irrecoverable deposits as adjusted to reconcile the net loss to net cash flows by operating activities; and

•      Net cash increase of US$0.67 million by loans from a director of the Company.

2.7  Forward-Looking Statements

All statements other than statements of historical fact included in this annual report regarding our financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, we or our management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include but are not limited to general economic, financial and business conditions; competition and development in the online sports gaming industry; the business abilities and judgment of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategies. We do not intend to update these forward-looking statements, and it is our advice to review the “Additional Cautionary Statements” section below for more information about risks that could affect our financial results and positions.

2.7 (1)    Recommencement of Sportsbook Business

In light of the circumstances that we can reasonably foresee, we believe that it is unlikely for the Company to recommence a sportsbook business.

Our operations of a sportsbook business will be highly vulnerable to continued net wager losses, unless we are able to recover sufficient business from small clients. Our efforts to try to recover business from small clients will require a material amount of capital expenses for systems upgrade and a material amount of marketing expenses, but there can be no assurance that sufficient business from small clients will be recovered through such capital and marketing expenses.

Since our working capital has become negative and our principal shareholder has discontinued financing to the Company for any expenses other than the minimum expenses for the Company’s continuation in a non-operating status, and our ability to raise capital funds in the equity securities market on terms favorable to us or affordable by us is nearly nil in the future period that we can reasonably predict, it is unlikely that the Company will acquire sufficient funds to support recommencement of a sportsbook business.

Our International Gaming License, which is subject to annual renewal, expired as of January 27, 2005, and we have not yet decided whether or not to proceed with the annual renewal. It will not be possible to recommence our sportsbook business without our gaming license renewed. We have received a written notice from the Government of Dominica for the annual gaming license fees for year 2005, indicating that the gaming license regulatory authority of Dominica has acknowledged our qualification for renewal of the gaming license, but there can be no assurance that our gaming license will be renewed for the current year.

2.7 (2)    Restructure and Recapitalization

We will further review and re-evaluate our business structure and strategies to determine what and how to proceed in the future. It is unlikely that the Company will initiate or launch any business until an effective business restructure has been accomplished. However, there can be no assurance as to when or whether such a business restructure will be accomplished.

We are also taking into account the possibility for corporate reorganization and recapitalization. We will further review and re-evaluate our corporate structure and business resources to determine what and how to proceed in the future. However, there can be no assurance as to when or whether the Company will be able to enter into such corporate reorganization and recapitalization.

2.7 (3)    Minimum Expenses

There will be certain expenses for the Company to maintain as a going concern in a non-operating status. Such expenses will include, but not limited to, employee salaries, professional fees, telecommunication expenses, travel expenses, and miscellaneous administrative expenses. It is estimated that such expenses will be approximately US$40,000 for each quarterly period.

It is expected that our principal shareholder would continue to finance the Company to support such expenses for a period of time, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation as a going concern. However, there can be no assurance that our principal shareholder will not discontinue his financing at any time before the Company could accomplish this plan.

3.     ADDITIONAL CAUTIONARY STATEMENTS AND RISK FACTORS

3.1  Going Concern

The financial statements presented in this annual report have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the

Company to continue as a going concern, particularly in light of that the Company had negative working capital and negative stockholders’ equity, with its current liabilities in excess of its current assets, while the Company maintained no revenue-generating operations since December 6, 2004.

The Company’s current liabilities are mostly the debts due to our principal shareholder for his loans to the Company. Such debts will continue to increase as long as such financing from our principal shareholder to the Company continues.

As stated in section 2.7 (3) of Item 6 hereof, it is estimated that the minimum expenses for the Company to maintain as a going concern will be approximately US$40,000 for each quarterly period. Our principal shareholder, who is also the sole director of the Company, has undertaken to finance the Company for such expenses for a “reasonable” period of time, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation as a going concern. However, our principal shareholder retains his right to discontinue such financing at his own discretion in case the Company could not accomplish so in such a period of time. It is uncertain as for how long or to what extent such a period of time would be “reasonable” to the discretion of our principal shareholder, and there can be no assurance that the financing from our principal shareholder will not be discontinued at any time.

Such uncertainties may result in adverse effects on continuation of the Company as a going concern. The financial statements presented herein do not reflect any adjustments that might result from the outcome of such uncertainties.

3.2  The Market for Our Stock

The market for our stock is limited. Our common stock is currently traded on the Pink Sheets under the symbol “PVEG.PK”. On March 15, 2005, the last reported sale price of our common stock on the Pink Sheets was US$0.03 per share. However, we consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.

Our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

As long as the price of our common stock remains below US$5.00 per share or we have net tangible assets of US$2,000,000 or less, our common shares are likely to be subject to certain “penny stock” rules promulgated by SEC. Those rules impose certain sales practice requirements on brokers who sell penny stocks to persons other than established customers and accredited investors (generally institutions with assets in excess of US$5,000,000 or individuals with a net worth in excess of US$1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

ITEM  7.         FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Pacific Vegas Global Strategies, Inc.

(incorporated in Colorado with limited liability)

We have audited the accompanying consolidated balance sheets of Pacific Vegas Global Strategies, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Vegas Global Strategies, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3(c) to the financial statements, the Company has suffured recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moores Rowland Mazars
Chartered Accountants
Certified Public Accountants
Hong Kong

March 29, 2005

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2004 and 2003

		Year Ended December 31,
	Note	2004	2003
		US$	US$

Revenue		30,211	1,702,762

Expenses
Selling, general and administrative expenses		(1,365,106)	(1,741,280)
Depreciation		(268,365)	(357,452)
Impairment loss on property, plant and equipment		(643,864)	—
Provision for irrecoverable deposits		(108,442)	—
		(2,385,777)	(2,098,732)

Operating loss		(2,355,566)	(395,970)
Interest income		8,465	8,222
Loss before income tax		(2,347,101)	(387,648)
Income tax expense		—	—
Net loss		(2,347,101)	(387,648)

Loss per share - Basic	5	(0.0235)	(0.0039)
Weighted average number of common stock outstanding		99,963,615	99,963,615

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONSOLIDATED BALANCE SHEETS

As at December 31, 2004 and 2003

		As at December 31,
	Note	2004	2003
		US$	US$

Assets
Current assets
Cash and cash equivalents		40,506	561,046
Accounts receivable, net of allowance for doubtful accounts		—	162,406
Other current asset		—	50,916
Total current assets		40,506	774,368

Property, plant and equipment, net	6	—	911,075
Deposits	7	15,761	124,203
		15,761	1,035,278
Total Assets		56,267	1,809,646

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable		—	10,419
Accrued expenses		141,607	212,211
Due to a director	9	674,745	—
Other payables		74,012	74,012
Total current liabilities		890,364	296,642

Commitments and contingencies	11
Stockholders’ equity
Common stock
Authorized:
No par value, 100,000,000 shares of common stock as of December 31, 2004 and 2003
Issued and outstanding:
No par value, 99,963,615 share of common stock as of December 31, 2004 and 2003		—	—
Additional paid-in capital	10	2,425,988	2,425,988
Accumulated losses		(3,260,085)	(912,984)
Total stockholders’ equity		(834,097)	1,513,004
Total Liabilities and Stockholders’ Equity		56,267	1,809,646

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2004 and 2003

	Year Ended December 31,
	2004	2003
	US$	US$
Cash flows from operating activities
Net loss	(2,347,101)	(387,648)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	268,365	357,452
Impairment loss on property, plant and equipment	643,864	—
Provision for irrecoverable deposits	108,442	—
Changes in operating assets and liabilities:
Accounts receivable	162,406	149,555
Deposits	—	(10,970)
Other current asset	50,916	(20)
Accounts payable	(10,419)	(59,493)
Accrued expenses	(70,604)	77,885
Other payables	—	(3,741)
Net cash (used in) provided by operating activities	(1,194,131)	123,020

Cash flows from investing activities
Purchases of property, plant and equipment	(1,154)	(2,899)
Net cash used in investing activities	(1,154)	(2,899)

Cash flows from financing activities
Due to/from a stockholder	—	316,472
Due to a director	674,745	—
Net cash provided by financing activities	674,745	316,472

Net (decrease) increase in cash and cash equivalents	(520,540)	436,593
Cash and cash equivalents, as at beginning of year	561,046	124,453
Cash and cash equivalents, as at end of year	40,506	561,046

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

As at December 31, 2004 and 2003

	Common stock
	Number of shares	Amount	Additional paid-in capital	Accumulated losses	Total
		US$	US$	US$	US$

As at January 1, 2003	99,963,615	—	2,500,000	(525,336)	1,974,664
Receipt of net liabilities of PVGS before reorganization	—	—	(74,012)	—	(74,012)
Net loss for the year	—	—	—	(387,648)	(387,648)

As at December 31, 2003	99,963,615	—	2,425,988	(912,984)	1,513,004
Net loss for the year	—	—	—	(2,347,101)	(2,347,101)

As at December 31, 2004	99,963,615	—	2,425,988	(3,260,085)	(834,097)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (“PVGS”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990. Prior to the reorganization (as described in Note 2 hereof) with Cyber Technology Group Holdings Limited (“CTGH”) on January 8, 2003, the principal business of PVGS was the development and selling of time and personal management products. PVGS had discontinued operations since 1994 and its only activity had been accruing loan interest on notes payable and looking for a merger candidate.

Upon the completion of the reorganization, the principal business activities of PVGS had been, through its subsidiaries, conducting an international sportsbook business from the Commonwealth of Dominica by way of telecommunications and/or the Internet, until December 6, 2004, when the Board of Directors of PVGS resolved to cease the operations of such business.

Currently, the Company’s only activities are accruing non-operating (general and administrative) expenses while contemplating plans for business restructuring and corporate reorganization.

Details of PVGS’s subsidiaries and their principal activities are as follows:

Name of company	Date of formation	Place of incorporation	Percentage of share held by the Company		Principal activities
			Direct	Indirect

Cyber Technology Group Holdings Limited (“CTGH”)	June 22, 2000	British Virgin Islands	100%	—	Investment holding

Pacific Vegas Development Limited (“PVD”)	April 26, 2000	Samoa	—	100%	Investment holding, provision of management services and information technology support

Pacific Vegas International Limited (“PVI”)	April 10, 2000	Commonwealth of Dominica	—	100%	International sportsbook operations (business ceased since December 6, 2004)

In these consolidated financial statements, PVGS and its subsidiaries are collectively referred as “the Company”.

2.              REORGANIZATION

In November 2002, the Boards of Directors of PVGS and CTGH decided that PVGS would acquire CTGH through a plan of share exchange under the laws of Colorado (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, and subject to the terms of this agreement PVGS would acquire 100% of the issued and outstanding shares of CTGH, all in exchange for 60,000,000 new investment shares of common stock in PVGS. The closing of this transaction was to take place on December 22, 2002. The shares were issued on December 22, 2002, but the closing was delayed until January 8, 2003.

For accounting purposes, the transaction has been treated as a recapitalization of CTGH with PVGS being the legal survivor and CTGH being the accounting survivor and the operating entity. The SEC Staff’s Training Manual (Division of Corporate Finance – Accounting Disclosure Rules and Practices) indicates that these transactions are considered as capital transactions in substance rather than business combinations. That is, the historical financial statements prior to January 8, 2003 are those of CTGH, even though they were labeled as those of PVGS. Accumulated losses of the accounting survivor, CTGH, is carried forward after the recapitalization. Operations prior to the recapitalization are those of the accounting survivor, CTGH. Earnings per share for periods prior to the recapitalization are restated to reflect the equivalent number of shares. Upon completion of the transaction, the financial statements become those of the operating company, with adjustments to reflect the changes in equity structure and receipt of the assets/liabilities of the public shell, PVGS. Accordingly, the Company’s stockholders’ equity as of January 1, 2003 has been recapitalized and restated to properly disclose its issuance of 60,000,000 shares for the shares exchange.

Following the recapitalization, PVGS took over 100% of the issued and outstanding shares of CTGH and CTGH became a wholly-owned subsidiary of PVGS.

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

(c)          Preparation of financial statements

The Company had a negative working capital and a negative stockholders’ equity of US$849,858 and US$834,097 respectively as at December 31, 2004. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, since the Company had total liabilities in excess of its total assets and, particularly, current liabilities in excess of its current assets, while the Company maintained no revenue-generating operations since December 6, 2004. In light of the situation, the Company has been contemplating practical plans for a business restructuring and possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in procuring any of such efforts.

The principal shareholder, who is also the sole director of the Company, has undertaken to finance the Company for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation as a going concern. However, the principal shareholder of the Company retains his right to discontinue such financing at his own discretion in case the Company is unable to accomplish so in such a period of time. It is uncertain as for how long or to what extent such a period of time would be “reasonable” to the discretion of the principal shareholder, and there can be no assurance that the financing from the principal shareholder will not be discontinued at any time.

These uncertainties may result in adverse effects on continuation of the Company as a going concern. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

(d)          Cash and cash equivalents

Cash and cash equivalents are defined as cash on hand, deposits with banks, and short-term, highly liquid investments with original maturities of three months or less.

(e)          Property, plant and equipment and depreciation

Property, plant and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are charged to current operations as incurred. Upon sale, retirement, or other disposition of these assets, the cost and related accumulated depreciation are removed from the respective accounts, and any gain or loss is included in the consolidated statement of operations.

Depreciation is provided by using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of all property, plant and equipment are 5 years.

(f)            Provision for doubtful accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and current economic and business conditions. Accounts receivable for the net wagers are ordinarily due 10 business days after the outcome of the wager is certain. No interest is chargeable to customers for accounts that are unpaid after the due date. Accounts past due more than one year are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

No amount of accounts receivable are past due more than 90 days as at December 31, 2004 and 2003. There were no accounts receivable written off in any of the periods presented.

(g)         Income taxes

The Company accounts for income tax under the provisions of SFAS No. 109, which requires recognition of deferred tax assets or liabilities. Deferred income taxes are provided using the liability method. Under the liability method deferred income taxes are recognized for all significant temporary differences between the tax and financial statements bases of assets and liabilities.

(h)         Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are charged to the consolidated statement of operations on a straight-line basis over the lease terms.

(i)            Related parties

Parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial and operational decisions.

(j)            Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably.

Wager revenue is recognized on a net basis in the consolidated statement of operations after a wager is accepted and the outcome of the wager is certain.

(k)        Impairment of long-lived assets

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

(l)            Foreign currency translation

PVGS and its subsidiary in the Commonwealth of Dominica maintain their books and records in United States dollars. The books and records of PVGS’s subsidiaries in the British Virgin Islands and in Samoa are maintained in Hong Kong dollars. The financial statements of PVGS’s subsidiaries denominated in Hong Kong dollars have been translated into United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Foreign currency transactions during the year are translated into United States dollars at approximately the market exchange rates existing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at approximately the market exchange rates ruling at the balance sheet date. The effect on the statements of operations of transaction gains and losses is insignificant for all periods presented.

(m)      Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual amounts could differ from those estimates.

(n)         Fair value of financial instruments

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

(o)          Recently issued accounting standards

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

5.              LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common stock outstanding during each period as restated as a result of the recapitalization, as described in Note 2 hereof.

The Company had no potential common stock instruments with a dilutive effect for any period presented, therefore basic and diluted earnings per share are the same. The 60,000,000 shares, in connection with the recapitalization, as described in Note 2, were included in the computation of loss per share as if outstanding at the beginning of each period presented.

6.              PROPERTY, PLANT AND EQUIPMENT, NET

As at December 31, 2004	Cost (1)	Accumulated depreciation	Net carrying amount
	US$	US$	US$
Network system	536,128	536,128	—
Telecommunication system	36,860	36,860	—
Office equipment	25,864	25,864	—
Leasehold improvement	6,056	6,056	—
Furniture and fixtures	845	845	—
Website development	540,121	540,121	—
	1,145,874	1,145,874	—

(1)               In the third quarter of 2004, management determined that property, plant and equipment had been impaired as a result of the significant decline in its sportsbook business. As a result, the Company recorded a non-cash provision for impairment loss of US$643,864 related to property, plant and equipment in accordance with the provisions of SFAS 144. The impairment loss establishes a new cost basis. Accordingly the amount has been netted against the original cost.

As at December 31, 2003	Cost	Accumulated depreciation	Net carrying amount
	US$	US$	US$
Network system	833,392	411,119	422,273
Telecommunication system	56,708	28,354	28,354
Office equipment	48,631	18,493	30,138
Leasehold improvement	13,652	4,007	9,645
Furniture and fixtures	1,301	650	651
Website development	834,900	414,886	420,014
	1,788,584	877,509	911,075

7.              DEPOSITS

	As at December 31,
	2004	2003
	US$	US$
Deposit for gaming license	100,000	100,000
Utilities	24,203	24,203
	124,203	124,203
Less : Provision for irrecoverable deposits	(108,442)	—
	15,761	124,203

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

9.              RELATED PARTY TRANSACTIONS

	As at December 31,
	2004	2003
	US$	US$
Due to a director, current	674,745	—

The amount due is unsecured, interest free and has no fixed term of repayment.

10.       ADDITIONAL PAID-IN-CAPITAL

As a result of reorganization (Note 2), the paid-in capital of CTGH became the additional paid-in capital of the Company under accounting rules for this recapitalization.

11.       COMMITMENTS AND CONTINGENCIES

As at December 31, 2004 and 2003, the Company had commitments under non-cancelable operating lease payments in respect of land and buildings as follows:

	As at December 31,
	2004	2003
	US$	US$
2004	—	78,394
2005	4,756	4,940
	4,756	83,334

Other than the operating lease commitments mentioned above, there were no material outstanding capital commitments.

Lease expenses of the Company are as follows:

	Year ended December 31,
	2004	2003
	US$	US$
Rental expenses	113,980	154,483

12.       GROUP RESTRUCTURING OF CTGH

Before the restructuring discussed in Note 2, CTGH, PVD and PVI were wholly owned by the same shareholder. In April 2002, as a result of restructuring, PVD and PVI became subsidiaries of CTGH with no substantive change in the shareholder’s interest.

This transaction involved transfers among entities under common control and has been accounted for in a manner similar to a pooling of interests. Therefore, the consolidated financial statements of CTGH reflect the financial position and results of operations as if the group structure had always been in existence.

13.       RECLASSIFICATIONS

Certain reclassifications have been made to the current year’s financial statements and to the prior year’s financial statements to conform to the classifications used in the current year.

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

ITEM  8A.                 CONTROLS AND PROCEDURES

As at the end of the period covered by this Annual Report on Form10-KSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

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

ITEM  8B.                 OTHER INFORMATION

None.

PART              III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, addresses, ages and terms of office of our executive officers and directors are set forth as follows:

Name (1)	Age	Office	Term Expires (2)

Raymond Chou	44	President, Chief Executive Officer, and Secretary and Director	2005

Richard Wang	51	Executive Vice President and Chief Financial Officer

(1)          The business address is 16/F, Winsome House, 73 Wyndham Street, Central, Hong Kong.

(2)          The term of office of each officer is at the discretion of the Board of Directors.

Raymond Chou, President, Chief Executive Officer, Secretary and Director

Mr. Chou graduated from the University of Macau with a bachelor degree in Business Administration. Mr. Chou was the managing director of Shanghai HYD Industries Ltd. for the period of May 1999 through January 2003. Prior to that, he was in the position as General Manager of Shanghai ELAN Chemical Industries Ltd. since May 1992.

Richard Wang, Executive Vice President and Chief Financial Officer

Mr. Wang holds a master degree in Economics from Fudan University. Prior to joining CTGH in June 2000, he was in the position as General Manager of Shanghai HYD Industries Ltd. since June 1996. His previous experience also includes employment as Deputy General Manager of Shanghai ELAN Chemical Industries Ltd. for the period of May 1994 through April 1999.

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

1.              SUMMARY COMPENSATION TABLE

The following table, and its accompanying explanatory footnotes, includes annual and long-term compensation information on our Chief Executive Officer and Chief Financial Officer for services rendered in all capacities during the fiscal years ended December 31, 2004, 2003 and 2002.

Name and Principal Position	Fiscal Year	Salary	Bonus	Options Granted	Other Compensation (1)
		US$	US$	US$	US$
Raymond Chou, CEO	2004	83,333	0	0	0
	2003	83,333	0	0	0
	2002	83,333	0	0	0
Richard Wang, CFO	2004	39,000	0	0	23,076
	2003	39,000	0	0	23,076
	2002	39,000	0	0	23,076

(1)          Other compensation consists of the director’s fee for the directorship in CTGH.

2.              OPTION GRANTS IN LAST FISCAL YEAR

The following summary table sets forth information concerning grants of stock options made during the fiscal year ended December 31, 2004 to our Chief Executive Officer and Chief Financial Officer.

Name and Position	Options Granted	Percent of Total Options Granted in Fiscal Year	Exercise Price	Expiration Date

Raymond Chou, CEO	0	N/A	N/A	N/A

Richard Wang, CFO	0	N/A	N/A	N/A

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock owned beneficially as of December 31, 2004 by each person known by us to have owned beneficially more than five percent of such shares then outstanding, by each of our officers and directors and by all of our officers and directors as a group. This information gives effect to securities deemed outstanding pursuant to

Rule 13d 3(d)(1) under the Securities Exchange Act of 1934, as amended. As far as is known to our management, no person owns beneficially more than five percent of the outstanding shares of common stock as of December 31, 2004 except as set forth below.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class Beneficially Owned

Raymond Chou (1)	42,720,000 Common Stock	42.736%

Kwan Sin Yee (2) (3)	5,700,000 Common Stock	5.702%

Richard Wang (1)	0	0

All executive officers and Directors as a group (1)	42,720,000 Common Stock	42.736%

(1)          The business address is 16/F, Winsome House, 73 Wyndham Street, Central, Hong Kong.

(2)          The business address is 7/F, Flat B, 110 Soy Street, Kowloon, Hong Kong.

(3)          This record has been registered since January 8, 2003.  However, it was not presented in item 11 of our Form 10 KSB for the fiscal year ended December 31, 2003 due to a clerical error.

ITEM  12.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Details of related party transactions during the years December 31, 2004, 2003 and 2002 are set out in note 9 to our consolidated financial statements included in Item 7 of this Form 10-KSB and are incorporated by reference herein.

ITEM  13.                   EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

Exhibit 2.1	Plan of Share Exchange (1)
Exhibit 3.1	Articles of Incorporation (2)
Exhibit 3.2	Articles of Amendment (3)
Exhibit 3.3	Bylaws (2)
Exhibit 14.1	Code of Corporate and Employee Conduct (As amended)
Exhibit 21.1	Subsidiaries (3)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

(1)          Incorporated by reference to our amended annual report on Form 10-KSB/A for the fiscal year ended December 31, 2002 which was filed on October 7, 2003 (SEC File No. 0-49701).

(2)          Incorporated by reference to the Exhibits to our amended Form 10-SB/A which was filed on May 20, 2002 (SEC File No. 0-49701).

(3)          Incorporated by reference to the Exhibits to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003 which was filed on May 27, 2004 (SEC File No. 0-49701).

(b)          Reports on Form 8-K

During the last quarter of the period covered by this report, we did not file any Reports on Form 8-K.

ITEM  14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.  Audit Fees.  The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were US$80,000 for fiscal 2004 and US$75,000 for fiscal 2003.

2.  Audit Related Fees.  The aggregate fees billed in each of the last two fiscal years for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item (1) above were US$1,500 for fiscal 2004 and US$21,000 for fiscal 2003.

3.  Tax Fees.  The aggregate fees billed in each of the last two fiscal years for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning were NIL for fiscal 2004 and NIL for fiscal 2003. The nature of the services comprising the fees disclosed under this category included NIL.

4.  All Other Fees.  The aggregate fees billed in each of the last two fiscal years for products and services provided by our principal accountant, other than the services reported in items (1), (2) and (3) above, were NIL for fiscal 2004 and NIL for fiscal 2003. The nature of the services comprising the fees disclosed under this category included NIL.

5.  We do not currently have a separate audit committee. Rather, our Board of Directors serves as the audit committee. Our Board of Directors approved all of the services described in items (2), (3) and (4) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	March 31, 2005	By:	/s/ RAYMOND CHOU
Raymond Chou
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ RAYMOND CHOU	President, Chief Executive Officer,	March 31, 2005
Raymond Chou	Secretary and Director

/s/ RICHARD WANG	Executive Vice President	March 31, 2005
Richard Wang	and Chief Financial Officer

EXHIBIT INDEX

NO.	DESCRIPTION OF EXHIBIT

2.1	Plan of Share Exchange (1)
3.1	Articles of Incorporation (2)
3.2	Articles of Amendment (3)
3.3	Bylaws (2)
14.1	Code of Corporate and Employee Conduct (As amended)
21.1	Subsidiaries (3)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

(1)          Incorporated by reference to our amended annual report on Form 10-KSB/A for the fiscal year ended December 31, 2002 which was filed on October 7, 2003 (SEC File No. 0-49701).

(2)          Incorporated by reference to the Exhibits to our amended Form 10-SB/A which was filed on May 20, 2002 (SEC File No. 0-49701).

(3)          Incorporated by reference to the Exhibits to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003 which was filed on May 27, 2004 (SEC File No. 0-49701).