Form 10QSB
period 2005-03-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2005-05-16
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒       NO  ☐

99,963,615 shares of Common Stock, with no par value, were issued and outstanding as at the date of March 31, 2005.

Transitional Small Business Disclosure Format (check one):    YES  ☐       NO  ☒

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For Three Months Ended March 31, 2005 and 2004

		Three Months Ended March 31
	Note	2005	2004
		(Unaudited) US$	(Unaudited) US$

Revenue		—	(256,515)

Expenses
Selling, general and administrative expenses		(62,135)	(353,609)
Depreciation		—	(89,430)
		(62,135)	(443,039)

Operating loss		(62,135)	(699,554)
Interest income		—	3,507
Loss before income taxes		(62,135)	(696,047)
Income tax expense		—	—
Net loss		(62,135)	(696,047)

Loss per share - Basic	4	(0.001)	(0.007)
Weighted average number of common stock outstanding		99,963,615	99,963,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2005 and December 31, 2004

	Note	March 31, 2005	December 31, 2004
		(Unaudited) USD$	(Audited) USD$
Assets
Current assets
Cash and cash equivalents		16,438	40,506
Total current assets		16,438	40,506

Property, plant and equipment, net	5	—	—
Deposits		—	15,761
		—	15,761
Total assets		16,438	56,267

Liabilities and stockholders’ equity
Current liabilities
Accrued Expenses		10,595	141,607
Due to a director		828,063	674,745
Other payables		74,012	74,012
Total current liabilities		912,670	890,364

Commitments and contingencies	7
Stockholders’ equity
Common stock
Authorized: 100,000,000 shares of common stock with no par value, as at March 31, 2005 and December 31, 2004
Issued and outstanding: 99,963,615 shares of common stock with no par value, as at March 31, 2005 and December 31, 2004		—	—
Additional paid-in capital		2,425,988	2,425,988
Accumulated losses		(3,322,220)	(3,260,085)
Total stockholders’ equity		(896,232)	(834,097)
Total liabilities and stockholders’ equity		16,438	56,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31
	2005	2004
	(Unaudited) US$	(Unaudited) US$

Cash flows from operating activities
Net loss	(62,135)	(696,047)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	—	89,430
Changes in operating assets and liabilities:
Accounts receivable	—	162,406
Deposits	15,761	—
Other current asset	—	21,250
Accounts payable	—	94,108
Accrued expenses	(131,012)	(64,928)
Net cash used in operating activities	(177,386)	(393,781)

Cash flows from financing activities
Due to a Shareholder	153,318	34,724
Net cash provided by financing activities	153,318	34,724

Net decrease in cash and cash equivalents	(24,068)	(359,057)
Cash and cash equivalents at beginning of period	40,506	561,046
Cash and cash equivalents at end of period	16,438	201,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for Three Months Ended March 31, 2005 and 2004

1.             ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (“PVGS”) was incorporated in Colorado on December 19, 1990. Prior to the reorganization (as described in Note 2 to the Company’s audited financial statements as at December 31, 2004) with Cyber Technology Group Holdings Limited (“CTGH”) on January 8, 2004, the principal business of PVGS was the development and selling of time and personal management products. The Company had discontinued operations since 1994 and its only activity had been accruing loan interest on notes payable and seeking for a merger candidate.

Upon completion of the reorganization on January 8, 2004, the principal business activities of PVGS had been, through its subsidiaries, conducting an international sportsbook business from the Commonwealth of Dominica by way of telecommunications and the Internet, until December 6, 2004 when the Board of Directors of PVGS resolved to cease the operations of such business.

The Company has been in an inactive or non-operating status since December 6, 2004, with its only activities of accruing non-operating (general and administrative) expenses while contemplating plans for business restructuring and corporate reorganization.

2.             PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as at March 31, 2005 and for the 3-month periods ended March 31, 2005 and 2004, have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as at March 31, 2005 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004. The results of operations for the 3-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results to be expected for the full year.

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

The Company had a negative stockholders’ equity of US$834,097 and US$896,232 as at December 31, 2004 and March 31, 2005 respectively, and the Company has maintained no revenue-generating operations since December 6, 2004. These conditions have raised a substantial doubt with regard to the ability of the Company to continue as a going concern.

The Company has been contemplating plans to try to restructure its business and raise additional capital funds. The Company’s continuation as a going concern will be dependent upon such plans. However, there can be no assurance that the Company will be successful in procuring any of such efforts.

The principal shareholder, who is also the sole director of the Company, has undertaken to finance the Company for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation as a going concern. However, the principal shareholder of the Company retains his right to discontinue such financing at his own discretion in case the Company is unable to accomplish this plan in such a period of time. It is uncertain as for how long or to what extent such a period of time would be “reasonable” to the discretion of the principal shareholder, and there can be no assurance that the financing from the principal shareholder will not be discontinued at any time.

In light of the uncertainty regarding the Company’s ability to continue as a going concern during the fiscal year ended December 31, 2004, the Company’s auditors included an explanatory paragraph for this particular matter in their report on the December 31, 2004 consolidated financial statements. The accompanying condensed consolidated financial statements presented herein have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company was unable to continue as a going concern.

3.             RECENTLY ISSUED ACCOUNTING STANDARDS

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s condensed consolidated financial statements.

4.             LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common stock outstanding during each period as restated as a result of the recapitalization, as described in Note 2 to the Company’s audited financial statements as at December 31, 2004.

The Company had no potential common stock instruments with a dilutive effect for any period presented, therefore basic and diluted earnings per share are the same. The 60,000,000 shares in connection with the recapitalization, as described in Note 2 to the Company’s audited financial statements as at December 31, 2004, were included in the computation of loss per share as if outstanding at the beginning of each period presented.

5.             PROPERTY, PLANT AND EQUIPMENT, NET

	As at March 31, 2005	As at December 31, 2004
	(Unaudited) US$	(Audited) US$

Net work system	536,128	536,128
Telecommunication system	36,860	36,860
Office equipment	25,864	25,864
Leasehold improvement	6,056	6,056
Furniture and fixtures	845	845
Website development	540,121	540,121
	1,145,874	1,145,874
Accumulated depreciation	(1,145,874)	(1,145,874)
	—	—

At the end of the third quarter 2004, the Company determined that property, plant and equipment had been impaired as a result of the significant decline in its sportsbook business and recorded a non-cash impairment loss of US$643,864 related to property, plant and equipment in accordance with the provision of SFAS 144. The impairment loss establishes a new cost basis for property, plant and equipment. Accordingly the amount has been netted against the original cost.

The Company remained its possession of all items of the impaired property, plant and equipment with zero net carrying value on the book.

6.             INCOME TAXES

PVGS and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

Under the current laws of the British Virgin Islands, the Company’s subsidiaries are not subject to tax on income or capital gains, and no British Virgin Islands withholding tax will be imposed upon payments of dividends to their stockholders. Subsidiaries are not subject to any tax in Samoa and the Commonwealth of Dominica.

7.             COMMITMENTS

As at March 31, 2005 and December 31, 2004, the Company had commitments under non-cancelable operating leases in respect of land and buildings as follows:

	As at March 31, 2005	As at December 31, 2004
	(Unaudited) US$	(Audited) US$
2005	—	4,756
2006	—	—
	—	4,756

Other than the operating lease commitments set forth above, there were no material outstanding capital commitments by the Company.

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

1.             REVENUE, EXPENSES AND NET LOSS

There was no active business operated and no revenue and/or other income earned by the Company for the quarterly period ended March 31, 2005.

Total expenses for the period were US$62,135, including our expenses for employee salaries, office rentals, professional fees, telecommunications, and miscellaneous administrative expenses.

As a result, a net loss of US$62,135 incurred for the period.

2.             CASH FLOWS

For the quarterly period ended March 31, 2005, there was a cash in-flow of US$153,318 from our principal shareholder as his loans to the Company, and after paying off our current and accrued expenses, there was a decrease of US$24,068 as net change in our cash flows for the period.

3.             MANAGEMENT’S PLAN

All plans and/or statements presented in this section are in nature of forward-looking. Where, in any of such plan and/or statement, we or our management express(es) an expectation or belief as to future results, and such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that such expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated could be various, including but not limited to general economic, financial and business environment and conditions; competition in the industries or markets related to the Company and its business; the business abilities and judgment of personnel; the impacts of unusual factors resulting from ongoing evaluations of business strategies; and changes in business strategies. It is our advice to review the section of “Additional Cautionary Statements and Risk Factors” in our annual report on Form 10-KSB for the fiscal year 2004, for more information about risk factors that could affect our financial results and positions.

Based upon a further review and re-evaluation of our business structure and strategies, management is currently contemplating plans to restructure our business. However, in light of the circumstances as described in section 2.7(1) under Item 6 in our annual report on Form 10-KSB for the fiscal year 2004, management is contemplating no plans for recommencement of the sportsbook business.

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

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

31.1         Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

31.2         Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

32.1         Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 18 U.S.C.  Section 1350

32.2         Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 18 U.S.C.  Section 1350

(b)  Reports on Form 8-K

During the quarterly period for which this Form 10-QSB is filed, no reports on Form 8-K were filed by the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
(Registrant)

Dated: May 12, 2005

/s/ RAYMOND CHOU	/s/ RICHARD WANG
Raymond Chou	Richard Wang
Chief Executive Officer	Chief Financial Officer