Form 10QSB
period 2005-06-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2005-08-15
CIK 1163612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  99,963,615 shares of Common Stock, with no par value, issued and outstanding as at the date of June 30, 2005.

Transitional Small Business Disclosure Format (check one):  YES  ☐     NO  ☒

PART I:   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For Three and Six Months Ended June 30, 2005 and 2004

		Three Months Ended June 30		Six Months Ended June 30
	Note	2005	2004	2005	2004
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		US$	US$	US$	US$

Revenue		—	346,632	—	90,117

Expenses
Selling, general & administrative expenses		(49,530)	(380,584)	(111,665)	(734,193)
Depreciation		—	(89,448)	—	(178,878)
Total expenses		(49,530)	(470,032)	(111,665)	(913,071)

Operating loss		(49,530)	(123,400)	(111,665)	(822,954)
Interest income		4	105	4	3,612
Loss before income tax		(49,526)	(123,295)	(111,661)	(819,342)
Income tax expenses		—	—	—	—
Net loss		(49,526)	(123,295)	(111,661)	(819,342)

Loss per share - Basic	4	(0.0005)	(0.0012)	(0.0011)	(0.0082)
Weighted average number of common stock outstanding		99,963,615	99,963,615	99,963,615	99,963,615

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As at June 30, 2005 and December 31, 2004

	Note	June 30, 2005	December 31, 2004
		(Unaudited)	(Audited)
		US$	US$
Assets
Current Assets
Cash and cash equivalents		10,486	40,506
Total Current Assets		10,486	40,506
Property, plant and equipment - Net	5	—	—
Deposits		—	15,761
		—	15,761
Total Assets		10,486	56,267

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued expenses		24,361	141,607
Due to a director	7	857,871	674,745
Other payables		—	74,012
Total Current Liabilities		882,232	890,364
Commitments and contingencies	9
Shareholders’ Equity
Common stock
Authorized: 100,000,000 shares of common stock with no par value, as of June 30, 2005 and December 31, 2004
Issued and outstanding: 99,963,615 shares of common stock with no par value, as of June 30, 2005 and December 31, 2004		—	—
Additional paid-in capital	10	2,500,000	2,425,988
Accumulated loss		(3,371,746)	(3,260,085)
Total Shareholders’ Equity		(871,746)	(834,097)
Total Liabilities and Shareholders’ Equity		10,486	56,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for Six Months Ended June 30, 2005 and 2004

	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)
	US$	US$
Cash Flows from Operating Activities
Net loss	(111,661)	(819,342)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property, plant and equipment	—	178,878
Changes in operating assets and liabilities
Accounts receivable	—	56,034
Other current assets	—	45,916
Deposits	15,761	—
Accrued expenses	(117,246)	(57,887)
Net Cash Provided by (Used in) Operating Activities	(213,146)	(596,401)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	—	(1,153)
Net Cash Used in Investing Activities	—	(1,153)

Cash Flows from Financing Activities
Due to a director	183,126	87,451
Net Cash Provided by Financing Activities	183,126	87,451

Net Decrease in Cash and Cash Equivalents	(30,020)	(510,103)
Cash and cash equivalents at beginning of period	40,506	561,046
Cash and cash equivalents at end of period	10,486	50,943

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for Six Months Ended June 30, 2005 and 2004

1.              ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (“PVGS”) was incorporated in Colorado on December 19, 1990. Prior to its reorganization (as described in Note 2 to the Company’s audited financial statements as at December 31, 2004) with Cyber Technology Group Holdings Ltd. (“CTGH”) on January 8, 2004, the principal business of PVGS was development and selling of time and personal management products. PVGS had discontinued operations since 1994 and its only activity had been accruing loan interest on notes payable and looking for a merger candidate.

Upon completion of the reorganization on January 8, 2004, PVGS restarted active business operations and its principal business activities had been conducting an international sportsbook business through its subsidiaries from the Commonwealth of Dominica by way of telecommunications and the Internet, until December 6, 2004, when its Board of Directors resolved to cease the operations of such business due to significant financial losses in such business operations.

Since December 6, 2004, the only activities of PVGS have been accruing non-operating (general and administrative) expenses while contemplating plans for business restructuring and corporate reorganization.

On July 8, 2005, the Company entered into a Stock Purchase Agreement with an independent third party (the “Buyer”), pursuant to which, and subject to its shareholders’ approval, the Company will sell its entire 100% equity shares in the business of CTGH for a consideration of US$125,000 in cash together with an agreement that the Buyer agrees to assume and pay all liabilities as shown on the consolidated balance sheet of CTGH as at June 30, 2005 and to cancel and release the Company from its liabilities to CTGH in the amount of US$549,288. Details have been presented in the Company’s current report on Form 8-K filed with the SEC dated July 11, 2005.

2.              PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 and 2004, have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2005 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP “) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes incorporated thereto by reference in the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004. The results of operations for the three-month and six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results to be expected for the full year.

The condensed consolidated financial statements and accompanying notes are presented in U.S. dollars and prepared in conformity with USGAAP which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, in light of that the Company had a negative shareholders’ equity of US$834,097 and US$871,746 as at December 31, 2004 and June 30, 2005 respectively, and the Company has maintained no revenue-generating operations since December 6, 2004, as disclosed in Note 3(c) to the Company’s audited financial statements as at December 31, 2004, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern.

The Company has been contemplating plans to restructure its business and raise additional capital funds. The Company’s continuation as a going concern will be dependent upon such plans. However, there can be no assurance that the Company will be successful in procuring any of such efforts.

The principal shareholder, who is also the sole director of the Company, has undertaken to finance the Company for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on revenue-generating operations and/or raise additional capital funds to support its continuation. However, the principal shareholder retains his right to discontinue such financing at his own discretion in case the Company is unable to accomplish its plans in such a period of time. It is uncertain as for how long or to what extent such a period of time would be “reasonable” to the discretion of the principal shareholder, and there can be no assurance that the financing from the principal shareholder will not be discontinued at any time.

In light of the uncertainty regarding the Company’s ability to continue as a going concern during the fiscal year ended December 31, 2004, the Company’s auditors included an explanatory paragraph for this particular matter in their report on the Company’s December 31, 2004 consolidated financial statements. The accompanying condensed consolidated financial statements, as prepared on a going concern basis of accounting, do not include any adjustments that might result if the Company was unable to continue as a going concern.

3.              RECENTLY ISSUED ACCOUNTING STANDARDS

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s condensed consolidated financial statements.

4.              LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding during each period as restated as a result of the recapitalization, as described in Note 2 of the Company’s audited financial statements as of December 31, 2004. The 60,000,000 shares of common stock in connection with the recapitalization were included in computation of loss per share as if outstanding at the beginning of each period presented.

Basic and diluted losses per share for the periods presented were identical, since the Company had no potential common stock instruments with a dilutive effect during the periods.

5.              PROPERTY, PLANT AND EQUIPMENT, NET

The Company has property, plant and equipment at cost and accumulated depreciation of US$1,145,874 respectively as at June 30, 2005 and December 31, 2004. At the end of the third quarter of 2004, the Company determined that property, plant and equipment had been impaired as a result of the significant decline in its sportsbook business and recorded a non-cash provision for impairment loss of US$643,864 related to property, plant and equipment in accordance with the provisions of SFAS 144.

Summary of property, plant and equipment is as follows:

	June 30, 2005	December 31, 2004	September 30, 2004
	(Unaudited)	(Audited)	(Unaudited)
	US$	US$	US$

Net work system	536,128	536,128	833,392
Telecommunication system	36,860	36,860	56,708
Office equipment	25,864	25,864	49,785
Leasehold improvement	6,056	6,056	13,652
Furniture and fixtures	845	845	1,301
Website development	540,121	540,121	834,900
	1,145,874	1,145,874	1,789,738
Accumulated depreciation	(1,145,874)	(1,145,874)	(1,145,874)
Provision for impairment loss			(643,864)
Net carrying amount	—	—	—

The impairment loss establishes a new cost basis for property, plant and equipment and accordingly the amount of each item of property, plant and equipment has been netted against the original cost.

The Company remained its possession of all items of the impaired property, plant and equipment with zero net carrying value.

6.              IRRECOVERABLE DEPOSIT

The Company has a deposit of US$100,000 at the Government of the Commonwealth of Dominica for the International Gaming License granted to PVI. At the end of the fiscal year 2004, it was determined that this deposit may not be recoverable and it was written off. A full provision for this irrecoverable deposit has been made as at December 31, 2004 and June 30, 2005.

7.              DUE TO A DIRECTOR

The balance of due to a director represents the amount due to a director of the Company for his loans to the Company and/or its subsidiary companies. The amount due is unsecured, interest free and has no fixed term of repayment.

8.              INCOME TAXES

PVGS and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the subsidiaries of PVGS has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely. Determination of the amount of unrecognized deferred taxes on these earnings is not practical, however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

Under the current laws of the British Virgin Islands (“BVI”), the Company’s subsidiaries are not subject to tax on income or capital gains, and no BVI withholding tax will be imposed upon payments of dividends to their stockholders. The Company’s subsidiaries are not subject to any tax in Samoa and the Commonwealth of Dominica.

9.              COMMITMENTS

As at June 30, 2005 and December 31, 2004, the Company had commitments under non-cancelable operating lease payments in respect of land and buildings as follows:

	As at June 30, 2005	As at December 31, 2004
	(Unaudited)	(Audited)
	US$	US$
2005	—	4,756
2006	—	—
	—	4,756

Other than the operating lease commitments listed above, there was no material outstanding capital commitments.

10.       ADDITIONAL PAID-IN-CAPITAL

As a result of the reorganization, as described in Note 2 to the Company’s audited financial statements as at December 31, 2004, the paid-in capital of US$2,425,988 of CTGH, as restated, became the additional paid-in capital of the Company under accounting rules for the recapitalization.

Upon closing of the reorganization, a balance of other payables of PVGS in the amount of US$74,012 incurred and recorded prior to the reorganization was brought forward and a debit in the same amount was made to additional paid-in capital consequently. At the end of June 2005, management verified that such balance of other payables was left over on the books of PVGS due to an accounting error by prior management and reversed the previous entry.

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

1.              REVENUE, EXPENSES AND NET LOSS

There was no active business operated and no revenue earned by the Company or any of its subsidiaries for the three-month and six-month periods ended June 30, 2005.

Total expenses for the three-month and six-month periods ended June 30, 2005 were US$49,530 and US$111,665 respectively, including our expenses for employee salaries, office rentals, professional fees, telecommunications, and miscellaneous administrative expenses.

Consequently, we incurred a net loss of US$49,526 and US$111,661 for the three-month and six-month periods ended June 30, 2005.

2.              CASH FLOWS

For the six months ended June 30, 2005, there was a cash in-flow of US$183,126 from our principal shareholder, and after paying off our current and accrued expenses, there was a decrease of US$30,020 in net cash flows for the period.

3.              MANAGEMENT’S PLAN

All plans and/or statements presented in this section are in nature of forward-looking. Where, in any of such plan and/or statement, we or our management express(es) an expectation or belief as to future results, and such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that such expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated could be various, including but not limited to general economic, financial and business environment and conditions; competition in the industries or markets related to the Company and its business; the business abilities and judgment of personnel; the impacts of unusual factors resulting from ongoing evaluations of business strategies; and changes in business strategies. It is our advice to read section 2.7 and section 3 under Item 6 in our annual report on Form 10-KSB for the fiscal year 2004, for more information about the factors that could affect our financial results and positions.

Based upon a further review and re-evaluation of the sportsbook business operated through CTGH, our wholly owned subsidiary, the Board of Directors of the Company resolved on July 8, 2005 to terminate and dispose our interest in CTGH, subject to our shareholders’ approval pursuant to Colorado law.

On July 8, 2005, the Company entered into a Stock Purchase Agreement (the “Agreement”) with JIANG ZUO (the “Buyer”), which contemplates a transaction to sell our ownership interest in CTGH. Pursuant to the Agreement, the Company agreed to sell and transfer our 100% ownership interest in CTGH (the “Shares”), subject to our shareholders’ approval, and the Buyer agreed to pay the Company at the Closing of the transaction (the “Closing”) a purchase price of US$125,000 in cash to acquire the Shares. In addition, the Buyer agreed to assume and pay, and to hold the Company harmless from, all liabilities shown on the consolidated balance sheet of CTGH as at June 30, 2005, and, upon the Closing, to cancel and release the Company from its liabilities to CTGH in the current amount of US$549,288 as shown on CTGH’s consolidated balance sheet as an amount “Due from Holding Company” as at June 30, 2005 or such other amount not exceeding US$549,288 as may be amended at the Closing.

The Closing shall occur as soon as practicable upon our shareholders have approved the transaction pursuant to Colorado law.

Details of this proposed transaction and the Agreement have been presented in our current report and exhibits attached thereto on Form 8-K filed with the SEC dated July 11, 2005.

A special meeting of shareholders will be held to vote for approval of this proposed transaction. For this purpose, a Preliminary Proxy Statement on Schedule 14A was filed with the SEC on August 9, 2005, pursuant to section 14(a) of the Security Exchange Act of 1934.

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

Dated: August 15, 2005

/s/ RAYMOND CHOU	/s/ RICHARD WANG
Raymond Chou	Richard Wang
Chief Executive Officer	Chief Financial Officer