Form 10QSB
period 2005-09-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2005-11-14
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-QSB

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES  ☒     NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  99,963,615 shares of Common Stock, with no par value, issued and outstanding as at the date of September 30, 2005.

Transitional Small Business Disclosure Format (check one):       YES  ☐    NO  ☒

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For Three and Nine Months Ended September 30, 2005 and 2004

		3 Months Ended September 30		9 Months Ended September 30
	Note	2005	2004	2005	2004
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		US$	US$	US$	US$

Loss		—	(270,837)	—	(180,720)

Expenses
Selling, general and administrative expenses		(44,197)	(285,780)	(155,862)	(1,019,973)
Depreciation		—	(89,487)	—	(268,365)
Provision for impairment loss		—	(643,864)	—	(643,864)
		(44,197)	(1,019,131)	(155,862)	(1,932,202)

Operating loss		(44,197)	(1,289,968)	(155,862)	(2,112,922)
Interest income		—	3,242	4	6,854
Loss before income taxes		(44,197)	(1,286,726)	(155,858)	(2,106,068)
Income tax expenses		—	—	—	—
Net loss		(44,197)	(1,286,726)	(155,858)	(2,106,068)

Loss per share, Basic	4	(0.0004)	(0.0129)	(0.0016)	(0.0211)
Weighted average number of common stock outstanding		99,963,615	99,963,615	99,963,615	99,963,615

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As at September 30, 2005 and December 31, 2004

	Note	September 30, 2005	December 31, 2004
		(Unaudited)	(Audited)
		US$	US$
Assets
Current Assets
Cash and cash equivalents		10,477	40,506
Total Current Assets		10,477	40,506
Property, plant and equipment - Net	5	—	—
Deposits		—	15,761
		—	15,761
Total Assets		10,477	56,267

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued expenses		68,549	141,607
Due to a director	7	857,871	674,745
Other payables		—	74,012
Total Current Liabilities		926,420	890,364
Commitments and contingencies	9
Shareholders’ Equity
Common stock
Authorized: 100,000,000 shares of common stock with no par value, as at September 30, 2005 and December 31, 2004
Issued and outstanding: 99,963,615 shares of common stock with no par value, as at September 30, 2005 and December 31, 2004		—	—
Additional paid-in capital	10	2,500,000	2,425,988
Accumulated loss		(3,415,943)	(3,260,085)
Total Shareholders’ Equity		(915,943)	(834,097)
Total Liabilities and Shareholders’ Equity		10,477	56,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for Nine Months Ended September 30, 2005 and 2004

	September 30, 2005	September 30, 2004
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities
Net loss	(155,858)	(2,106,068)
Adjustment to reconcile net income to net cash used in operating activities
Depreciation of property, plant and equipment	—	268,365
Provision for impairment loss	—	643,864
Changes in operating assets and liabilities:
Accounts receivable	—	162,406
Other current assets	—	(86,354)
Deposits	15,761	—
Accounts payable	—	419,020
Accrued expenses	(73,058)	45,707
Net cash used in operating activities	(213,155)	(653,060)

Cash flows from investing activities
Purchases of property, plant and equipment	—	(1,154)
Net cash used in investing activities	—	(1,154)

Cash flows from financing activities
Due to a director	183,126	103,111
Net cash provided by financing activities	183,126	103,111

Net decrease in cash and cash equivalents	(30,029)	(551,103)
Cash and cash equivalents, as at beginning of period	40,506	561,046
Cash and cash equivalents, as at end of period	10,477	9,943

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for Nine Months Ended September 30, 2005 and 2004

1.     ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (“PVGS”) was incorporated in Colorado on December 19, 1990. Prior to its reorganization (as described in Note 2 to the Company’s audited financial statements as at December 31, 2004) with Cyber Technology Group Holdings Ltd. (“CTGH”) on January 8, 2004, the principal business of PVGS was development and sales of time and personal management products. The Company discontinued operations since 1994 and its only activity was since then accruing loan interest on notes payable and looking for a merger candidate.

Upon completion of the reorganization on January 8, 2004, PVGS restarted active business operations and its principal business activities had been conducting an international sportsbook business through its subsidiaries from the Commonwealth of Dominica by way of telecommunications and the Internet, until December 6, 2004 when its Board of Directors of the Company resolved to cease the operations of such business due to significant financial losses in such business operations.

The Company has been in an inactive or non-operating status since December 6, 2004, with its only activities of accruing non-operating (general and administrative) expenses while contemplating plans for business restructuring and corporate reorganization.

On July 8, 2005, the Company entered into a Stock Purchase Agreement with a non-related third party (the “Buyer”), pursuant to which, and subject to our shareholders’ approval, the Company will sell its entire 100% equity interest in the business of CTGH through disposition of all issued and outstanding capital shares of CTGH for a consideration of US$125,000 in cash together with an agreement that the Buyer agrees to assume and pay all liabilities as shown on the consolidated balance sheet of CTGH as at June 30, 2005 and to cancel and release the Company from its liabilities to CTGH in the amount of US$549,288. Details have been presented in the Company’s reports on Form 8-K, Form 10-QSB and Schedule 14A filed with the SEC dated July 11, August 15, and August 26, 2005 respectively. Please refer to Note 11 herein for subsequent disposition of CTGH.

2.     PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as at September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and 2004, have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as at September 30, 2005 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP “) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes incorporated thereto by reference in the Company’s annual report on Form 10-KSB/A for the fiscal year ended December 31, 2004. The results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results to be expected for the full year.

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

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, in light of that the Company had a negative shareholders’ equity of US$834,097 and US$915,943 as at December 31, 2004 and September 30, 2005 respectively, and the Company has maintained no revenue-generating operations since December 6, 2004, as disclosed in Note 3(c) to the Company’s audited financial statements as at December 31, 2004, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern.

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

5.     PROPERTY, PLANT AND EQUIPMENT, NET

The Company has property, plant and equipment at cost and accumulated depreciation of US$1,145,874 respectively, as at September 30, 2005 and December 31, 2004. At the end of the third quarter of 2004, the Company determined that property, plant and equipment had been impaired as a result of the significant decline in its sportsbook business and recorded a non-cash provision for impairment loss of US$643,864 related to property, plant and equipment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144.

Summary of property, plant and equipment is as follows:

	September 30, 2005	December 31, 2004	September 30, 2004
	(Unaudited)	(Audited)	(Unaudited)
	US$	US$	US$

Net work system	536,128	536,128	833,392
Telecommunication system	36,860	36,860	56,708
Office equipment	25,864	25,864	49,785
Leasehold improvement	6,056	6,056	13,652
Furniture and fixtures	845	845	1,301
Website development	540,121	540,121	834,900
	1,145,874	1,145,874	1,789,738
Accumulated depreciation	(1,145,874)	(1,145,874)	(1,145,874)
Provision for impairment loss			(643,864)
Net carrying amount	—	—	—

The impairment loss establishes a new cost basis for property, plant and equipment and accordingly the amount of each item of property, plant and equipment has been netted against the original cost.

The Company remained its possession of all items of the impaired property, plant and equipment with zero net carrying value on the books.

6.     IRRECOVERABLE DEPOSIT

The Company has a deposit of US$100,000 at the Government of the Commonwealth of Dominica for the International Gaming License granted to PVI. At the end of the fiscal year 2004, the Company considered that this deposit may not be recoverable and determined it be written off. A full provision for this irrecoverable deposit was made at the Company’s 2004 year-end closing accordingly.

7.     DUE TO A DIRECTOR

The balance of due to a director represents the amount due to a director of the Company for his loans to the Company. The amount due is unsecured, interest free and has no fixed term of repayment.

8.     INCOME TAXES

PVGS and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the subsidiaries of PVGS has been provided as the earnings of these subsidiaries, in the opinion of management, will be reinvested indefinitely. Determination of the amount of unrecognized deferred taxes on these earnings is not practical, however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

Under the current laws of the British Virgin Islands (“BVI”), the Company’s subsidiaries are not subject to tax on income or capital gains, and no BVI withholding tax will be imposed upon payments of dividends to their shareholders. The Company’s subsidiaries are not subject to any tax in Samoa and the Commonwealth of Dominica.

9.     COMMITMENTS

At September 30, 2005 and December 31, 2004, the Company had commitments under non-cancelable operating lease payments with respect to land and buildings as follows:

	As at September 30, 2005	As at December 31, 2004
	(Unaudited)	(Audited)
	US$	US$
2005	—	4,756
2006	—	—
	—	4,756

Other than the operating lease commitments listed above, there were no material outstanding capital commitments.

10.  ADDITIONAL PAID-IN-CAPITAL

As a result of the reorganization, as described in Note 2 to the Company’s audited financial statements as at December 31, 2004, the paid-in capital of US$2,500,000 of CTGH became the additional paid-in capital of the Company under accounting rules for the recapitalization.

Upon closing of the reorganization, a balance of other payables of PVGS in the amount of US$74,012 incurred and recorded prior to the reorganization was brought forward and a debit in the same amount was made to additional paid-in capital consequently. At the end of June 2005, management verified that such balance of other payables was left over on the books of PVGS due to an accounting error by prior management and reversed the previous entry accordingly.

11.  SUBSEQUENT EVENT

The disposition of CTGH as described in Note 1 above has been approved by the shareholders at the Company’s special meeting of shareholders held on October 14, 2005. Closing of the transaction is in due process and to be completed by end of November 2005, upon which a current report on Form 8-K will be filed with the SEC for public information.

Upon completion of the disposition, PVGS will report CTCH as a discontinued operation, in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

1.     REVENUE, EXPENSES AND NET LOSS

There was no active business operated and no revenue earned by the Company or any of its subsidiaries for the three-month and nine-month periods ended September 30, 2005.

Total expenses for the three-month and nine-month periods ended September 30, 2005 were US$44,197 and US$155,862 respectively, including our expenses for employee salaries, office rentals, professional fees, telecommunications, and miscellaneous administrative expenses.

Consequently, we incurred a net loss of US$44,197 and US$155,858 for the subject periods.

2.     CASH FLOWS

For the nine months ended September 30, 2005, there was a cash in-flow of US$183,126 from our principal shareholder, and after paying off our current and accrued expenses, there was a decrease of US$30,029 in net cash flows for the period.

3.     MANAGEMENT’S PLAN

All plans and/or statements presented in this section are in nature of forward-looking. Where, in any of such plan and/or statement, we or our management express(es) an expectation or belief as to future results, and such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that such expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated could vary, including but not limited to general economic, financial and business environment and conditions; competition in the industries or markets related to the Company and its business; the business abilities and judgment of personnel; the impacts of unusual factors resulting from ongoing evaluations of business strategies; and changes in business strategies. It is our advice to read section 2.7 and section 3 under Item 6 in our annual report on Form 10-KSB/A for the fiscal year 2004, for more information about the factors that could affect our financial results and positions.

Based upon a further review and re-evaluation of the sportsbook business operated through CTGH, our wholly owned subsidiary, the Board of Directors of the Company resolved on July 8, 2005 to terminate and dispose of our interest in CTGH, subject to our shareholders’ approval pursuant to Colorado law.

On July 8, 2005, the Company entered into a Stock Purchase Agreement (the “Agreement”) with a non-related third party (the “Buyer”), for a transaction to sell our equity interest in CTGH. Pursuant to the Agreement, the Company agreed to sell and transfer to the Buyer our 100% equity interest in CTGH (the

“Shares”), subject to our shareholders’ approval pursuant to Colorado law, and the Buyer agreed to pay the Company a consideration of US$125,000 in cash to acquire the Shares. In addition, the Buyer agreed to assume and pay, and to hold the Company harmless from, all liabilities shown on the consolidated balance sheet of CTGH as at June 30, 2005, and, upon the Closing of the transaction (the “Closing”), to cancel and release the Company from its liabilities to CTGH in the amount of US$549,288 as shown on CTGH’s consolidated balance sheet as at June 30, 2005 or such other amount not exceeding US$549,288 as may be amended at the Closing.

Details of this proposed transaction have been presented in the Company’s report on Form 8-K and definitive proxy statement on Schedule 14A filed with the SEC dated July 11, 2005 and August 26, 2005 respectively.

On October 14, 2005, our shareholders approved this proposed transaction at the Company’s special meeting of shareholders pursuant to Colorado law. Closing of the transaction is now in process and will be completed by the end of November 2005, upon which a current report on Form 8-K will be filed with the SEC.

The Company will become an inactive shell upon completion of the disposition of CTGH. We are contemplating a recapitalization and entering into a new business.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our shareholders at a special meeting of shareholders:

1.                    The Authorization of Securities Proposal.

To approve an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock of the Company from 100,000,000 to 500,000,000; and

2.                    The Sale of CTGH Proposal.

To ratify and approve the Stock Purchase Agreement dated July 8, 2005 covering our sale of all of the outstanding capital stock of CTGH to the Buyer.

Details of the two proposals have been presented in our proxy statements on Schedule 14A filed with the SEC on August 9, 2005 (preliminary) and August 26, 2005 (definitive) respectively, pursuant to section 14(a) of the Security Exchange Act of 1934.

The special meeting of shareholders was held on October 14, 2005, and our shareholders approved both proposals.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

31.1         Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

31.2         Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

32.1         Certification of Chief Executive Officer pursuant to Rule 13(a)-14(b) and 18 U.S.C. Section 1350

32.2         Certification of Chief Financial Officer pursuant to Rule 13(a)-14(b) and 18 U.S.C. Section 1350

(b)  Reports on Form 8-K

During the quarterly period for which this Form 10-QSB is filed, the Company filed a current report on Form 8-K with the SEC, dated July 11, 2005, for items 1.01 and 9.01, for entry into a Stock Purchase Agreement with a non-related third party for a proposed transaction to sell our equity interest in CTGH.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

(Registrant)

Dated: November 14,  2005

/s/ RAYMOND CHOU	/s/ RICHARD WANG
Raymond Chou	Richard Wang
Chief Executive Officer	Chief Financial Officer