Form 10KSB
period 2005-12-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2006-04-18
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 0-49701

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

(Name of small business issuer in its charter)

COLORADO	84-1159783
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

16/F, Winsome House
73 Wyndham Street, Central, Hong Kong

(Address of principal executive offices)

(001) (852) 3154-9370

(Issuer’s telephone number)

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, with No Par Value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.         ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒        NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☒       NO  ☐

State issuer’s revenues for its most recent fiscal year: NIL.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: US$824,698.

NOTE: The aggregate market value was computed by multiplying the number of outstanding shares of the issuer’s common stock, excluding those shares of record held by officers, directors and greater than five percent shareholders, by US$0.016, the average bid and asked price of the issuer’s common stock as at March 15, 2006, such date being within 60 days prior to the date of filing.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at March 15, 2006.

Documents incorporated by reference:   NONE.

Transitional Small Business Disclosure Format:  YES  ☐        NO  ☒

PART   I

ITEM 1.     DESCRIPTION OF ORGANIZATION AND BUSINESS

1.1                              INTRODUCTION

All statements other than statements of historical fact presented in this annual report regarding our financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements, where we or our management express(es) an expectation or belief as to future results. Such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statements of such expectation or belief will result or be achieved or accomplished. Actual results of operations may differ materially.

Our principal executive office is located at 16/F, Winsome House, 73 Wyndham Street, Central, Hong Kong, telephone (011) (852) 3154-9370.

1.2                              THE CORPORATION AND ACQUISITION OF CTGH

Pacific Vegas Global Strategies, Inc. (the “Company” or “PVGS”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990. Prior to the acquisition of Cyber Technology Group Holdings Ltd. (“CTGH”) as described herein, the Company entered into and operated a business of development and sales of time and personal management products. The Company had discontinued such business and become a non-operating public shell since 1994, and remained as a shell company with its only activities of accruing loan interest on notes payable and looking for a merger candidate.

On November 20, 2002, the Company entered into an agreement for a transaction of share exchange with CTGH for the Company to acquire CTGH through a plan of share exchange under the laws of Colorado. Pursuant to the share exchange agreement, and subject to its shareholders’ approval, the Company was to acquire 100% of the issued and outstanding equity shares of CTGH, in exchange for 60,000,000 new shares of common stock of the Company. This transaction was approved by the shareholders of the Company at the special meeting of shareholders held on December 12, 2002.

The closing of the transaction was scheduled to take place on December 22, 2002 subsequently. The 60,000,000 new shares of common stock were therefore issued on December 22, 2002 as scheduled. However, the transaction was delayed and eventually closed on January 8, 2003, upon which control of the Company passed to the shareholders of CTGH, and CTGH became a wholly owned subsidiary of the Company.

CTGH was incorporated in the British Virgin Islands in June 2000, operated as an investment holding company, holding 100% of the capital stock of Pacific Vegas Development Ltd. (“PVD”).

PVD was incorporated in Samoa in April 2000, operated as an IT company, engaged in a business of system development and technical supporting services for e-business, especially e-gaming related business, whilst holding 100% of the equity shares of Pacific Vegas International Ltd. (“PVI”).

PVI was incorporated in the Commonwealth of Dominica in April 2000, established and operated as an international gaming company, conducting an offshore business of international sportsbook by way of telecommunications and the Internet, under an International Gaming License granted by the government of the Commonwealth of Dominica.

As the Company was a non-operating public shell before its acquisition of CTGH, the nature of this acquisition was defined and treated as a capital transaction or recapitalization in substance, rather than a business combination. The acquisition did not result in any purchase accounting adjustments or creation of goodwill.

1.3                              BUSINESS OPERATIONS

Upon completion of the reorganization with CTGH in January 2003, CTGH became the operating entity of the Company to conduct business operations. The Company adopted CTGH’s business of international sportsbook as its principal business and operated such business, through CTGH and its subsidiaries, from the Commonwealth of Dominica by way of telecommunications and the Internet, under an International Gaming License granted by the government of the Commonwealth of Dominica, until December 6, 2004, when the Board of Directors of the Company resolved to cease the operations of such business due to the significant financial losses resulted from such business.

Revenue from operations of sportsbook business was the only revenue source for the Company in the last three fiscal years. The Company recorded a total revenue of US$1.70 million for the fiscal year 2003, and a total revenue of US$0.03 million for the fiscal year 2004. No revenue was recorded for the fiscal year 2005 since the operations of sportsbook business were ceased and then discontinued.

The operations of sportsbook business resulted in significant financial losses for the Company, particularly for the fiscal year 2004. The Company incurred a net loss of US$0.39 million for the fiscal year 2003, and a net loss of US$2.35 million for the fiscal year 2004.

Our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC, incorporated by reference hereto as Exhibit 13.1, presented a detailed analysis of the factors that caused the adverse results of our operations of the sportsbook business.

In the last three fiscal years there was no business other than the aforementioned sportsbook business operated by the Company.

1.4                              DISPOSITION OF CTGH

In light of the significant financial losses resulted from the sportsbook business and the factors that caused such adverse results of operations, effective as of December 6, 2004, the Board of Directors of the Company resolved to cease the operations of sportsbook business, as an immediate remedial action to prevent further losses.

Having reviewed the financial position and re-evaluated the business structure of the Company, the Board of Directors further decided to terminate the sportsbook business and dispose of CTGH. On July 8, 2005, the Company entered into a Stock Purchase Agreement (the “Agreement”) with an independent third party (the “Buyer”), pursuant to which, and subject to its shareholders’ approval, the Company was to sale its entire 100% equity interest in CTGH through disposition of all equity shares of CTGH for a consideration of US$125,000 in cash together with a non-cash settlement that the Buyer was to assume and pay all liabilities of CTGH as shown in the consolidated balance sheet of CTGH as at June 30, 2005 and to cancel and release the Company from its liabilities due to CTGH in the amount of US$549,288 or such other amount not exceeding US$549,288 as may be amended at the closing of the transaction. This Agreement was approved by our shareholders at the special meeting of shareholders held on October 14, 2005, and the transaction was subsequently executed and closed on November 18, 2005.

Details of this transaction were disclosed in the Company’s earlier reports on Form 8-K, Form 10-QSB and definitive proxy statement on Schedule 14A filed with the SEC dated July 11, August 15, August 26, and November 18, 2005 respectively.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reported CTGH as a discontinued operation during the year, and the audited financial results for the fiscal year 2004 had been restated and presented in the consolidated financial statements on the same basis accordingly.

1.5                              CURRENT STATUS

The Company has been in an inactive or non-operating status since December 6, 2004, and currently remained as a shell company with its only activities of accruing non-operating expenses.

1.6                              EMPLOYEES

For the fiscal year 2005 and as at December 31, 2005, the Company had 2 employees, both full time, with no compensation, whether in cash or in kind, in the capacities as chief executive officer and chief financial officer respectively.

1.7                              ADDITIONAL INFORMATION

1.7.1                    Compliance with Environmental Laws

Compliance with federal, state and local provisions which have been enacted regarding the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected to have, any adverse effect upon operations, capital expenditures, earnings or competitive position of the Company. The Company is not presently a party to any litigation or administrative proceedings, whether federal, state or local, with respect to its compliance with such environmental standards. The Company does not anticipate being required to expend any significant capital funds in the near future for environmental protection in connection with its operations.

1.7.2                    Other Information

There was no expenses incurred by the Company on any research and development activities in the last two fiscal years.

As at December 31, 2005, there was no patents, trademarks, licenses, franchises, concessions, and/or royalty agreements owned or possessed by the Company.

1.7.3                    Reports and Availability of Information

The Company files its annual reports, quarterly reports, current reports, proxy statements, and other reports required to be filed with the SEC under the Security Exchange Act.

The Company is not required to deliver an annual report to our shareholders. Our shareholders and the public may obtain any reports and other information materials that the Company filed with the SEC by visiting the SEC’s website at http://www.sec.gov or SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330.

ITEM 2.         DESCRIPTION OF PROPERTY

2.1                              OPERATING LEASE

There was a leased space for business operations in the Commonwealth of Dominica under the name of PVI, which was a space of approximately 180 square meters, at a monthly rental of US$775. This lease was terminated as of May 1, 2005. No rental fees charged to the Company for this leased space for the fiscal year 2005.

The Company leased its executive offices in Hong Kong, which was a space of approximately 311 square meters, pursuant to a lease of two years at a monthly rental of US$6,410. This lease was terminated upon its expiration on January 23, 2005.

Currently the Company maintains its executive offices in Hong Kong, which consist of a space of approximately 60 square meters. This office space has been provided by our principal shareholder, who is also the sole director of the Company, for the Company to use as its executive offices, initially for a period of six months commencing January 24, 2005, with no rental charges to the Company. This arrangement was extended to a “reasonable” period of time when its initial period of six months completed. However, the principal shareholder retains his right to discontinue this arrangement at his own discretion. It is uncertain as for how long or to what extent such a period of time would be “reasonable” to the discretion of the principal shareholder, and there can be no assurance that this arrangement by the principal shareholder will not be discontinued at any time.

2.2                              INVESTMENT POLICIES

The Company does not invest in, and has not adopted any policy with respect to investments in, real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities. It is not the Company’s policy to acquire assets primarily for possible capital gain or primarily for income.

ITEM 3.         LEGAL PROCEEDINGS

No material legal proceedings to which the Company is a party or to which any of its property is the subject are pending and as to our knowledge no such proceedings are to be contemplated.

The Company is not presently a party to any litigation or administrative proceedings with respect to our compliance with federal, state and local provisions which have been enacted regarding the discharge of materials into the environment or otherwise relating to the protection of the environment and as to our knowledge no such proceedings are to be contemplated.

There has been no material legal proceedings to which any of our officers, directors or shareholders of greater than five percent of our outstanding common shares is a party adverse to the Company or has a material interest adverse to the Company.

No material proceedings or legal actions are pending or contemplated nor judgments entered against any of our officers, directors or shareholders of greater than five percent of our outstanding common shares concerning any matter involving our business.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

4.1                              MATTERS SUMMITTED

During the fourth quarter of the fiscal year covered by this report, the following matters were submitted to a vote of our shareholders at a special meeting of shareholders:

(1)                    The Authorization of Securities Proposal.

This proposal was to approve an amendment to our Articles of Incorporation to increase the aggregate number of authorized shares of common stock of the Company from 100,000,000 shares to 500,000,000 shares; and

(2)                    The Sale of CTGH Proposal.

This proposal was to ratify and approve the Stock Purchase Agreement dated July 8, 2005 covering our sale of all of the outstanding capital stock of CTGH to the Buyer.

Details of the above listed two proposals were presented in our proxy statements on Schedule 14A filed with the SEC on August 9, 2005 (preliminary) and August 26, 2005 (definitive) respectively, pursuant to section 14(a) of the Security Exchange Act of 1934.

Our President’s notice of meeting and the proxy materials containing detailed information of the two proposals were furnished by mail to our shareholders of record on September 2, 2005.

There was no other matters submitted to the special meeting of shareholders, and there was no other matters submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this report.

4.2                              SPECIAL MEETING OF SHAREHOLDERS

The special meeting of shareholders was held at 5445 DTC Parkway, Suite 520, Greenwood Village, Colorado 80111, on October 14, 2005.

A report of The Altman Group, Inc., the Company’s proxy solicitor, was presented to the meeting, according to which, of the 99,963,615 issued and outstanding shares of the Company’s common stock as at August 24, 2005, the record date fixed by the Board of Directors of the Company as the record date for determination of shareholders entitled to vote at the meeting, there were 63,931,184 shares represented at the meeting in person or by proxy. The represented shares constituted 63.95% of our issued and outstanding voting shares, satisfying the required quorum for the meeting to lawfully proceed.

4.3                              APPROVALS AND VOTES CAST

The Board of Directors of the Company recommended the approval of the foregoing two proposals. Approval of both of the two proposals had passed by a vote in excess of a majority. Detailed results of the votes cast by the shareholders on the two proposals were as follows:

	FOR	AGAINST	ABSTAIN
On the Authorization of Securities Proposal	63,848,344	50,940	31,900
On the Sale of CTGH Proposal	54,425,417	28,640	21,000

4.4                              RIGHTS OF DISSENTING SHAREHOLDERS

With respect to the Sale of CTGH Proposal, all shareholders were advised of the statutory rights of dissenting shareholders and the procedures for exercise of such rights pursuant to Article 113 of the Colorado Business Corporation Act. No claims exercising such rights of dissenting shareholders were asserted or raised by any of the shareholders who did not vote for approval of this proposal.

PART   II

ITEM 5.                            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

5.1                              OUTSTANDING SHARES AND SHAREHOLDERS

As at March 15, 2006, there were 99,963,615 shares of PVGS common stock with no par value issued and outstanding, and there were approximately 742 holders of record and beneficial holders of PVGS common stock.

5.2                              MARKET FOR PVGS COMMON STOCK

Our common stock was traded publicly on the OTC Bulletin Board under the symbol “PVEG.OB” from January 8, 2003 until September 26, 2003, at which time it was moved from the OTC Bulletin Board to the OTC Non-Bulletin Board for failure to comply with certain reporting requirements (NASD Rule 6530). Our common stock has been since then traded on the Pink Sheets under the symbol “PVEG.PK”.

The nature of the market for common stocks trading on the Pink Sheets is limited, sporadic and highly volatile, and the absence of an active market may have an effect upon the high and low prices as reported. The following information sets forth the high and low last sale prices per share of our common stock for the periods indicated as reported by the OTC Bulletin Board or the Pink Sheets:

QUARTER ENDED	HIGH		LOW

March 31, 2005	US$	0.02	US$	0.02
June 30, 2005	US$	0.065	US$	0.06
September 30, 2005	US$	0.025	US$	0.025
December 31, 2005	US$	0.016	US$	0.016

March 31, 2004	US$	0.41	US$	0.41
June 30, 2004	US$	0.12	US$	0.12
September 30, 2004	US$	0.05	US$	0.05
December 31, 2004	US$	0.03	US$	0.03

March 31, 2003	US$	1.35	US$	1.30
June 30, 2003	US$	0.60	US$	0.55
September 30, 2003	US$	0.12	US$	0.10
December 31, 2003	US$	0.15	US$	0.12

The quotations listed in this table reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

5.3                              RELATED MATTERS

The Company has not declared or paid any dividends since its reorganization with CTGH in January 2003.

The Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, and did not repurchase any of our equity securities, in the last three fiscal years.

There was no previously authorized equity compensation plans carried forward upon the Company’s reorganization in January 2003, and there has been no equity compensation plans adopted and no equity securities issued for any equity compensation plans since the Company’s reorganization in January 2003. As at December 31, 2005, there was no outstanding equity compensation plans, options or warrants to be exercised and no equity securities to be issued for such purposes.

ITEM 6.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our presentation in this Management’s Discussion and Analysis or Plan of Operation contains a number of forward-looking statements within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s current projections or expectations with regard to the future operations of business. Such projections or expectations are expressed in good faith and believed to have a reasonable basis, but there can be no assurance that such projections or expectations will prove to be correct or accurate, and as a result of certain risks and uncertainties, actual results of operations may differ materially.

6.1                              CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates.

Our audited consolidated financial statements and the notes thereto under Item 7 hereof contain more details of critical accounting policies and other disclosures required by generally accepted accounting principles.

6.2                              RESULTS OF OPERATIONS

6.2.1       Revenue and Expenses

As described in Item 1 hereof, the Company has remained in an inactive or non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the fiscal year ended December 31, 2005.

Total expenses for the fiscal year ended December 31, 2005 were US$100,880, including expenses for office rentals, professional fees, telecommunications, and miscellaneous administrative expenses.

6.2.2                    Net Income

The Company reported CTGH as a discontinued operation and restated the results of discontinued operation in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, based on which there was a profit of US$894,290 from the discontinued operation for the fiscal year 2005. Detailed accounts of the discontinued operation have been presented in Note 5 to the consolidated financial statements under Item 7 hereof.

There was a net income of US$793,410 for the fiscal year ended December 31, 2005, mainly gained from disposal of the discontinued operation.

6.2.3                    Liquidity and Capital Resources

For the fiscal year ended December 31, 2005 the Company had a net decrease of US$40,506 in cash and cash equivalents. Summary of our cash flows for the fiscal year 2005 is as follows:

Net cash out-flow of US$338,155 in operating activities,

Net cash in-flow of US$114,523 from disposal of the discontinued operation, and

Net cash in-flow of US$183,126 by private loans from the principal shareholder of the Company.

As at December 31, 2005, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash in-flow from the principal shareholder, which is unsecured and could be discontinued at any time.

6.3                              OFF-BALANCE SHEET ARRANGEMENTS

There was no such off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B, as at the end of the fiscal year 2005 and any interim period in the current fiscal year.

6.4                              PLAN OF OPERATION

All statements presented in this section regarding our financial position and operating and strategic initiatives are forward-looking statements, where we or our management express(es) an expectation or belief as to future results. Such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include, but not limited to, general economic and business conditions, competition and development in the industries, the business abilities and judgment of personnel, the impacts of unusual events resulting from ongoing evaluations of business strategies, and changes in business strategies.

The Company has been in an inactive or non-operating status since December 6, 2004, and currently remained as a shell company with its only activities of accruing minimal non-operating expenses. It is expected that the Company will remain in such status until a reorganization with a selected entity takes place.

As a part of our plan, we have disposed of CTGH, and we expect our next move to be a reorganization with a selected entity, for the Company to acquire sufficient capital funds and engage into a selected business. For this purpose, we are seeking for a feasible merger candidate. However, there can be no assurance as to when or whether the Company will be able to accomplish this plan.

6.5                               ADDITIONAL CAUTIONARY STATEMENTS AND RISK FACTORS

6.51                        Going Concern

The financial statements presented in this annual report have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, in light of that as at December 31, 2005, the Company retained its total assets as minimal as US$70,548, and particularly, in this minimal amount of assets the Company retained no cash or cash equivalents to support its needs of cash payments for any current expenses which may be required for its continuation as a going concern.

The Company has maintained no revenue-generating or cash in-flow operations since December 6, 2004 and has relied on the private financing by cash in-flow from the principal shareholder of the Company, who has undertaken to finance the Company in cash for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, the principal shareholder retains his right to discontinue such financing at his own discretion. It is uncertain as for how long or to what extent such a period of time would be “reasonable” to the discretion of the principal shareholder, and there can be no assurance that the financing from the principal shareholder will not be discontinued at any time.

Other than the private financing by cash in-flow from the principal shareholder, which is unsecured and could be discontinued at any time, the Company has currently preserved no sources of liquidity to support its continuation as a going concern.

These uncertainties may result in adverse effects on continuation of the Company as a going concern. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

6.5.2                     Limited Market

The market for our stock is limited. Our common stock is currently traded on the Pink Sheets under the symbol “PVEG.PK”. On March 15, 2006, the last reported sale price of our common stock on the Pink Sheets was US$0.016 per share. However, we consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.

Our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

As long as the price of our common stock remains below US$5.00 per share or we have net tangible assets of US$2,000,000 or less, our common shares are likely to be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stocks to persons other than established customers and accredited investors (generally, institutions with assets in excess of US$5,000,000 or individuals with a net worth in excess of US$1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

ITEM 7.         FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors

Pacific Vegas Global Strategies, Inc.

(incorporated in Colorado with limited liability)

We have audited the accompanying consolidated balance sheets of Pacific Vegas Global Strategies, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Vegas Global Strategies, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Chartered Accountants

Certified Public Accountants

Hong Kong

18 April, 2006

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2005 and 2004

		Year Ended December 31,
	Note	2005	2004
		US$	US$
			(See Note 1)

Revenue		—	—

Continuing operation
Expenses (general and administrative expenses)		(100,880)	(120,200)
Loss before income tax		(100,880)	(120,200)
Income tax expense		—	—
Loss from continuing operation		(100,880)	(120,200)

Discontinued operation
Profit (loss) from discontinued operation	5	894,290	(2,226,901)

Net profit (loss)		793,410	(2,347,101)

Earnings (loss) per share - Basic
Net loss from continuing operation	4	(0.00)	(0.00)
Net earnings (loss) from discontinued operation	4	0.01	(0.02)
Weighted average number of common stock outstanding		99,963,615	99,963,615

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONSOLIDATED BALANCE SHEETS

As at December 31, 2005 and 2004

		As at December 31,
	Note	2005	2004
		US$	US$
Assets
Current assets
Cash and cash equivalents		—	40,506
Other current asset		70,548	—
Total current assets		70,548	40,506

Property, plant and equipment, net	6	—	—
Deposits	7	—	15,761
		—	15,761
Total Assets		70,548	56,267

Liabilities and Stockholders’ Equity
Current liabilities
Accrued expenses		37,223	141,607
Due to a director	9	—	674,745
Other payables	11	—	74,012
Total current liabilities		37,223	890,364

Commitments and contingencies	12
Stockholders’ equity (deficit)
Common stock
Authorized:
No par value, 100,000,000 shares of common stock as at December 31, 2004
No par value, 500,000,000 shares of common stock as at December 31, 2005	10
Issued and outstanding:
No par value, 99,963,615 share of common stock as at December 31, 2005 and 2004		—	—
Additional paid-in capital	11	2,500,000	2,425,988
Accumulated losses		(2,466,675)	(3,260,085)
Total stockholders’ equity (deficit)		33,325	(834,097)
Total Liabilities and Stockholders’ Equity		70,548	56,267

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2005 and 2004

	Year Ended December 31,
	2005	2004
	US$	US$
Cash flows from (used in) operating activities
Net profit (loss)	793,410	(2,347,101)
Adjustment to reconcile net profit (loss) to net cash used in operating activities:
Depreciation of property, plant and equipment	—	268,365
Impairment loss on property, plant and equipment	—	643,864
Provision for irrecoverable deposits	—	108,442
Profit on disposal of discontinued operation	(985,519)	—
Changes in operating assets and liabilities:
Accounts receivable	—	162,406
Deposits	15,761	—
Other current asset	(70,548)	50,916
Accounts payable	—	(10,419)
Accrued expenses	(91,259)	(70,604)
Net cash used in operating activities	(338,155)	(1,194,131)

Cash flows from (used in) investing activities
Purchases of property, plant and equipment	—	(1,154)
Disposal of discontinued operation	114,523	—
Net cash from (used in) investing activities	114,523	(1,154)

Cash flows from financing activities
Due to a director	183,126	674,745
Net cash from financing activities	183,126	674,745

Net decrease in cash and cash equivalents	(40,506)	(520,540)
Cash and cash equivalents, as at beginning of year	40,506	561,046
Cash and cash equivalents, as at end of year	—	40,506

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

As at December 31, 2005 and 2004

	Common stock
	Number of		Additional	Accumulated
	shares	Amount	paid-in capital	losses	Total
		US$	US$	US$	US$

As at January 1, 2004	99,963,615	—	2,425,988	(912,984)	1,513,004
Net loss for fiscal 2004				(2,347,101)	(2,347,101
As at December 31, 2004	99,963,615	—	2,425,988	(3,260,085)	(834,097)
Reversal of other payables (Note 11)			74,012		74,012
Net profit for fiscal 2005				793,410	793,410
As at December 31, 2005	99,963,615	—	2,500,000	(2,466,675)	33,325

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                     ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (the “Company” or “PVGS”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990. Prior to the reorganization with Cyber Technology Group Holdings Limited (“CTGH”) on January 8, 2003, as described in Note 2 hereof, the principal business of PVGS was the development and selling of time and personal management products. PVGS had discontinued such operations since 1994 and its only activity had been accruing loan interest on notes payable and looking for a merger candidate.

Upon completion of the reorganization, the principal business activities of PVGS had been, through CTGH and its subsidiaries, conducting an international sportsbook business from the Commonwealth of Dominica by way of telecommunications and the Internet, until December 6, 2004, when the Board of Directors of PVGS resolved to cease the operations of such business.

The Company has been in an inactive or non-operating status since December 6, 2004, and remained as a shell company with its only activities of incurring non-operating expenses.

On July 8, 2005, the Company entered into a Stock Purchase Agreement (the “Agreement”) with an independent third party (the “Buyer”), pursuant to which, and subject to its shareholders’ approval, the Company was to sale its entire 100% equity interest in CTGH for a consideration of US$125,000 in cash together with a non-cash settlement that the Buyer was to assume and pay all liabilities of CTGH as shown in the consolidated balance sheet of CTGH as at June 30, 2005 and to cancel and release the Company from its liabilities due to CTGH in the amount of US$549,288 or such other amount not exceeding US$549,288 as may be amended at the closing of the transaction. This Agreement was approved by the shareholders of PVGS at the special meeting of shareholders held on October 14, 2005, and the transaction was subsequently closed on November 18, 2005.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reported CTGH as a discontinued operation during the year, and the audited financial results for the fiscal year 2004 had been presented herein on the same basis accordingly (see Note 5).

2.                                     REORGANIZATION

In November 2002, PVGS entered into a share exchange agreement (the “Agreement”) with CTGH for the Company to acquire CTGH through a plan of share exchange under the laws of Colorado. Pursuant to this Agreement, and subject to its shareholders’ approval, PVGS was to acquire 100% of the issued and outstanding equity shares of CTGH, all in exchange for 60,000,000 new investment shares of common stock in PVGS. This Agreement was approved by the shareholders of PVGS on December 12, 2002. The closing of the transaction was scheduled to take place on December 22, 2002. The 60,000,000 new shares were issued on December 22, 2002 as scheduled, but the closing was delayed until January 8, 2003.

For accounting purposes, the transaction was treated as a recapitalization of CTGH with PVGS being the legal survivor and CTGH being the accounting survivor and the operating entity. The SEC Staff’s  Training Manual, Division of Corporate Finance - Accounting Disclosure Rules and Practices, indicates that these transactions are considered as capital transactions in substance rather than business combinations. That is, the historical financial statements prior to January 8, 2003 are those of CTGH, even though they were labeled as those of PVGS. Operations prior to the recapitalization are those of the accounting survivor, CTGH, of which accumulated losses was carried forward after the recapitalization and earnings per share for the periods prior to the recapitalization were restated to reflect the equivalent number of shares. Upon completion of the transaction, the financial statements became those of the operating company, CTGH, with appropriate adjustments to reflect the changes in equity structure and receipt of the assets and liabilities of the public shell, PVGS. Accordingly, the Company’s shareholders’ equity as at January 1, 2003 was recapitalized and restated to properly disclose and reflect its issuance of 60,000,000 new shares of common stock for the shares exchange.

Following the recapitalization, PVGS took over and held 100% of the issued and outstanding equity shares of CTGH and CTGH became a wholly-owned subsidiary of PVGS.

3.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)                                 Basis of Accounting

The consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

(b)                                 Principles of Consolidation

The consolidated financial statements include the accounts of PVGS and its subsidiaries up to the date of disposition. All material intercompany balances and transactions have been eliminated on consolidation.

(c)                                 Preparation of Financial Statements

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, in light of that as at December 31, 2005, the Company retained its total assets as minimal as US$70,548, and particularly, in this minimal amount of assets the Company retained no cash or cash equivalents to support its needs of cash payments for any current expenses which may be required for its continuation as a going concern.

The Company has maintained no revenue-generating or cash in-flow operations since December 6, 2004 and has relied on the private financing by cash in-flow from the principal shareholder of the Company, who has undertaken to finance the Company in cash for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, the principal shareholder retains his right to discontinue such financing at his own discretion. It is uncertain as for how long or to what extent such a period of time would be “reasonable” to the discretion of the principal shareholder, and there can be no assurance that the financing from the principal shareholder will not be discontinued at any time.

Other than the private financing by cash in-flow from the principal shareholder, which is unsecured and could be discontinued at any time, the Company has currently preserved no sources of liquidity to support its continuation as a going concern.

These uncertainties may result in adverse effects on the Company’s continuation as a going concern. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

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

(f)                                    Income Taxes

The Company accounts for income tax under the provisions of SFAS No. 109, which requires recognition of deferred tax assets or liabilities. Deferred income taxes are provided using the liability method, under which deferred income taxes are recognized for all significant temporary differences between the tax and financial statements bases of assets and liabilities.

(g)                                 Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing entity are accounted for as operating leases. Rentals payable under operating leases are charged to the consolidated statement of operations on a straight-line basis over the lease terms.

(h)                                 Related Parties

Parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial and operational decisions.

(i)                                    Impairment of Long-lived Assets

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

(j)                                    Foreign Currency Translation

PVGS and its subsidiary in the Commonwealth of Dominica maintained their books and records in United States dollars, and its subsidiaries in the British Virgin Islands and in Samoa maintained their books and records in Hong Kong dollars. The financial statements of those subsidiaries denominated in Hong Kong dollars have been translated into United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Transactions denominated in foreign currencies during the year are translated into United States dollars at approximately the market exchange rates existing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at approximately the market exchange rates ruling at the balance sheet date. The effect on the statements of operations of transaction gains and losses is insignificant for all periods presented.

(k)                                Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual amounts could differ from those estimates.

(l)                                    Fair Value of Financial Instruments

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

(m)                              Recently Issued Accounting Standards

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s consolidated financial statements.

4.                                      EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share for the periods presented is based on the weighted average number of shares of common stock outstanding during each period as restated as a result of the recapitalization, as described in Note 2 hereof. The 60,000,000 shares of common stock in connection with the recapitalization were included in computation of earnings (loss) per share as if outstanding at the beginning of each period presented.

Basic and diluted earnings (loss) per share for the periods presented were identical, as the Company had no potential common stock instruments with a dilutive effect during the periods.

5.                                      DISCONTINUED OPERATION

On July 8, 2005, the Company entered into a Stock Purchase Agreement with an independent third party (the “Buyer”), pursuant to which, and subject to its shareholders’ approval, the Company was to sale its entire 100% equity interest in CTGH for a consideration of US$125,000 in cash together with a non-cash settlement that the Buyer was to assume and pay all liabilities of CTGH as shown in the consolidated balance sheet of CTGH as at June 30. 2005 and to cancel and release the Company from its liabilities due to CTGH in the amount of US$549,288 or such other amount not exceeding US$549,288 as may be amended at the closing of the transaction. This agreement was approved by the shareholders of PVGS at the special meeting of shareholders held on October 14, 2005, and the transaction was subsequently closed on November 18, 2005.

The Company reported CTGH as a discontinued operation during the year and the audited financial results of the discontinued operation for the fiscal year 2004 have been restated in the consolidated financial statements on the same basis accordingly, in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Results of the discontinued operation, which have been included in the consolidated financial statements, were as follows:

	2005	2004
	US$	US$

Revenue	—	30,211
Other income	4	8,465
Operating costs	(91,233)	(2,256,580)
Operating loss from discontinued operation	(91,229)	(2,226,901)

Cash consideration from disposal of CTGH as per Stock Purchase Agreement	125,000	—

Non-cash consideration from disposal of CTGH – amount due from PVGS to CTGH assumed by the Buyer	539,288	—
Total consideration from disposal of CTGH	664,288	—
Gain from disposal of capital deficiency of CTGH	321,231	—
Total gain on disposal of discontinued operation	985,519	—

Net income (loss) from discontinued operation	894,290	(2,226,901)

Assets and liabilities of the discontinued operation, which have been included in the consolidated financial statements, were as follows:

	As at December 31,
	2005	2004
	US$	US$

Cash and cash equivalents	10,477	40,506
Due from holding company	539,288	530,081
Deposits	—	15,761
Total assets	549,765	586,348

Accrued expenses	13,125	141,607
Due to a director	857,871	674,745
Total liabilities	870,996	816,352
Net liabilities	(321,231)	(230,004)

6.                                      PROPERTY, PLANT AND EQUIPMENT, NET

Summary of property, plant and equipment is as follows:

	Cost	Accumulated	Net carrying
	US$	US$	US$
As at December 31, 2005
Network system	536,128	536,128	—
Telecommunication system	36,860	36,860	—
Office equipment	25,864	25,864	—
Leasehold improvement	6,056	6,056	—
Furniture and fixtures	845	845	—
Website development	540,121	540,121	—
	1,145,874	1,145,874	—
Disposal of discontinued operation	(1,145,874)	(1,145,874)	—
	—	—	—
As at December 31, 2004
Network system	536,128	536,128	—
Telecommunication system	36,860	36,860	—
Office equipment	25,864	25,864	—
Leasehold improvement	6,056	6,056	—
Furniture and fixtures	845	845	—
Website development	540,121	540,121	—
	1,145,874	1,145,874	—

7.                                      DEPOSITS

Summary of deposits is as follows:

	As at December31,
	2005	2004
	US$	US$
Deposit for gaming license	—	100,000
Utilities	—	24,203
	—	124,203
Less: Provision for irrecoverable deposits	—	(108,442)
	—	15,761

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

Under the laws of the British Virgin Islands, Samoa, and the Commonwealth of Dominica, as at the time of disposition of CTGH, the Company’s subsidiaries were not subject to any tax on income or capital gains in their domiciled jurisdictions, and no withholding tax was to be imposed upon payments of dividends to their stockholders.

9.                                      RELATED PARTY TRANSACTIONS

The private financing by loans from the principal shareholder, who is also the sole director of the Company, during the last two fiscal years ended December 31, 2005 and 2004 was defined and treated as related party transactions, and reported as due to a director. Such private loans from the principal shareholder to the Company were unsecured, interest free and not subject to fixed term of repayment.

Summary of related party transactions is as follows:

	As at December 31,
	2005	2004
	US$	US$
Due to a director, current	—	674,745

10.                               AUTHORIZED COMMON STOCK

Approved by the shareholders at the special meeting of shareholders held on October 14, 2005, the Company increased its aggregate number of authorized shares of common stock from 100,000,000 shares with no par value to 500,000,000 shares with no par value.

11.                               OTHER PAYABLES AND ADDITIONAL PAID-IN CAPITAL

As a result of the reorganization with CTGH, as described in Note 2 hereof, the paid-in capital of CTGH became the additional paid-in capital of PVGS under accounting rules for that event.

Upon closing of the reorganization, a balance of other payables of PVGS in the amount of US$74,012 incurred and recorded prior to the reorganization was brought forward and a debit in the same amount was made to additional paid-in capital consequently. At the end of June 2005, it was determined that such balance of other payables was brought forward in error, and the previous entries were reversed accordingly.

12.                               COMMITMENTS AND CONTINGENCIES

As at December 31, 2005 and 2004, the Company had commitments under non-cancelable operating lease payments in respect of land and buildings as follows:

	As at December 31,
	2005	2004
	US$	US$
2005	—	4,756
2006	—	—
	—	4,756

Other than the operating lease commitments listed above, there were no material outstanding capital commitments.

Summary of lease expenses is as follows:

	Year ended December 31,
	2005	2004
	US$	US$
Rental expenses	9,068	113,980

13.                               GROUP RESTRUCTURING OF CTGH

CTGH, PVD and PVI were separate entities wholly owned by the same shareholder before April 2002. For the purpose of the reorganization as described in Note 2 hereof, the corporate restructuring of CTGH took place in April 2002, and as a result, PVD and PVI became wholly owned subsidiaries of CTGH with no substantive changes in the shareholder’s interest.

The group restructuring of CTGH involved transfers among entities under common control and was accounted for in a manner similar to a pooling of interests. Therefore, the consolidated financial statements of CTGH reflect the financial position and results of operations as if the group structure had always been in existence.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has engaged Moores Rowland Mazars, formerly Moores Rowland, Hong Kong, chartered accountants and certified public accountants, as our principal independent accountant to audit our financial statements, since June 23, 2003.

In our two most recent fiscal years and any later interim period, there was no changes in and no disagreements with our principal independent accountant on any matters with regard to our accounting and financial disclosure.

ITEM 8A.                    CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-l5(e) and Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective, as at the end of the period covered by this annual report on Form l0-KSB.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting pursuant to Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Based on that evaluation, management concluded that our internal control over financial reporting was effective, as at the end of the period covered by this annual report on Form l0-KSB.

Management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of that whether any changes in our internal control over financial reporting occurred during the last quarter of the fiscal year 2005 pursuant to Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act. Based on that evaluation, management concluded that there was no change in our internal controls over financial reporting during the subject period that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

The requirements to provide an annual report of our management on internal controls over financial reporting pursuant to Item
308(a) of Regulation S-B and an attestation report of our registered public accounting firm on our management’s assessment of internal control over financial reporting pursuant to Item 308(b) of Regulation S-B are not yet applicable to the Company.

ITEM 8B.               OTHER INFORMATION

8B.1                      COMPLETION OF DISPOSITION OF CTGH

The Company filed a current report on Form 8-K with the SEC on November 18, 2005, for Item 2.01, Completion of Acquisition or Disposition of Assets, and Item 9.01, Financial Statements and Exhibits, for disclosure of the completion of our disposition of CTGH.

8B.2                      AMENDMENT TO ARTICLES OF INCORPORATION

During the fourth quarter of the fiscal year covered by this Form 10-KSB, an amendment to our Articles of Incorporation was approved by our shareholders at the special meeting of shareholders held on October 14, 2005, with regard to the increase of the number of our authorized shares of common stock. This amendment was effective immediately upon approval of our shareholders.

The provision adopted by amendment is as follows:

Attachment to Articles of Amendment to Articles of Incorporation of Pacific Vegas Global Strategies, Inc.:

Article V, Sentence One of the Corporation’s Articles of Incorporation is amended to read as follows:

“The aggregate number of shares which the Corporation shall have the authority to issue is Five Hundred Million (500,000,000) shares of common stock with no par value.”

This amendment to our Articles of Incorporation was also filed with Colorado Secretary of State on November 18, 2005, pursuant to sections 7-90-301 and 7-110-106 of the Colorado Revised Statutes.

PART   III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

9.1                              DIRECTORS AND EXECUTIVE OFFICERS

Information of our directors and executive officers is set forth as follows:

Name	Age	Office (1)	Term Expires ((2)
Raymond Chou	45	Director and Secretary, President and Chief Executive Officer	2006

Richard Wang	52	Executive Vice President and Chief Financial Officer

(1)                                 The business address is 16/F, Winsome House, 73 Wyndham Street, Central, Hong Kong.

(2)                                 The term of office of each officer is at the discretion of the board of directors.

Raymond Chou, Director and Secretary, President and Chief Executive Officer. Mr. Chou holds a bachelor degree in business administration from the University of Macau. Mr. Chou has been in his current positions since January 2003. He also served as the managing director for the period of June 2000 through November 2005 for CTGH, which was a wholly owned subsidiary of the Company for the period of January 2003 through November 2005. Mr. Chou was in the position as the managing director of Shanghai HYD Industries Ltd. for the period of May 1999 through January 2003.

Richard Wang, Executive Vice President and Chief Financial Officer. Mr. Wang holds a master degree in economics from Fudan University. Mr. Wang has been in his current positions since January 2003. He also served as a director for the period of June 2000 through November 2005 for

CTGH, which was a wholly owned subsidiary of the Company for the period of January 2003 through November 2005. Mr. Wang was in the position as the general manager for Shanghai HYD Industries Ltd. for the period of June 1996 through June 2000.

The above listed persons have been the only two executive officers and only two employees of the Company since January 1, 2005. There was no other persons nominated or chosen to any positions as directors or executive officers for the Company during the period covered by this report..

None of our existing directors and/or executive officers holds any positions as director or officer in any other reporting companies. There is no family relationships among our existing directors and executive officers.

None of our existing directors and/or executive officers has been involved in their lives in any legal proceedings or such events as required to be disclosed under Item 4.01(d) of Regulation S-B.

There has been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors since our last disclosure in response to the requirements of Item 7(d)(2)(ii)(G) of Schedule 14A and Item 4.01(g) of Regulation S-B.

9.2                               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to 17 CFR 240.16a-3(e) during our most recent fiscal year and Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year, and any written representation from the reporting person (as hereinafter defined) that no Form 5 is required, we are not aware of any person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of our equity securities registered pursuant to Section 12 of the Exchange Act (“reporting person”) that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

9.3                               AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Currently the Company does not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act, or an equivalent committee performing similar functions. Our entire board of directors is acting as the audit committee for the Company as specified in section 3(a)(58)(B) of the Exchange Act.

Currently the Company does not have at least one audit committee financial expert serving on our audit committee or our board of directors which is acting as the audit committee, due to the status that the Company has remained as a non-operating public shell since December 2004.

9.4                               CODE OF ETHICS

The Company has adopted a code of ethics that applies to all of our employees, including our chief executive officer and chief financial officer, and has filed a copy of such code of ethics with the SEC as Exhibit 14.1 to our annual reports on Form 10-KSB for the fiscal years ended December 31, 2003 and 2004 respectively, pursuant to Item 4.06 of Regulation S-B. However, since the Company is no longer engaged in or related to the business of sportsbook, certain sections thereof specifically related to the business of sportsbook are to be amended accordingly.

ITEM 10.                     EXECUTIVE COMPENSATION

10.1                       SUMMARY COMPENSATION TABLE

Effective as of January 1, 2005, based upon a mutual agreement between the Company and our chief executive officer and chief financial officer, the only two executive officers and only two employees of the Company, there has been no compensation or remuneration from the Company, whether in cash or in kind, awarded to, earned by and/or paid to our chief executive officer and chief financial officer for their services rendered in all capacities to the Company.

The following table, and its accompanying explanatory footnotes, presents the information of annual and long-term compensation, including all plan and non-plan compensation, whether in cash or non-cash, awarded to, earned by and/or paid to our chief executive officer and chief financial officer for their services rendered in all capacities to the Company and its subsidiaries for the last three fiscal years ended December 31, 2005, 2004 and 2003. Other than the compensation listed below, there has been no compensation from the Company, whether in cash or non-cash, by plan or non-plan, awarded to, earned by and/or paid to any of our executive officers.

Name and Principal Position	Fiscal Year	Basic Salary	Bonus	Options Granted	Other Compensation (1)
		US$	US$	US$	US$
Raymond Chou	2005	—	—	—	—
Chief Executive Office	2004	83,333	—	—	—
	2003	83,333	—	—	—
Richard Wang	2005	—	—	—	—
Chief Financial Officer	2004	39,000	—	—	23,076
	2003	39,000	—	—	23,076

(1)  Other compensation paid to the chief financial officer for the fiscal years 2003 and 2004 was the director’s fees for his services rendered in the capacity as a director for CTGH, the Company’s wholly owned subsidiary during that time.

10.2                       SUMMARY OF OPTION GRANTS

There has been no grants of any stock options made to any executive officers or any employees of the Company or its subsidiaries in the last three fiscal years since the Company’s reorganization with CTGH in January 2003.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock owned beneficially as at December 31, 2005 by each person known by us to have owned beneficially more than five percent of such shares then outstanding, by each of our directors and officers and by all of our directors and officers as a group. This information gives effect to securities deemed outstanding pursuant to Rule 13d 3(d)(l) under the Securities Exchange Act of 1934, as amended. As to the knowledge of our management, no person owns beneficially more than five percent of the Company’s outstanding shares of common stock as at December 31, 2005 except as set forth below.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class Beneficially Owned
	42,720,000	42.736%
Raymond Chou (1)	Common Stock	Common Stock
	5,700,000	5.702%
Kwan Sin Yee (2)	Common Stock	Common Stock
Richard Wang (1)	—	—
	42,720,000	42.736%
All directors and executive officers as a group (1)	Common Stock	Common Stock

(1)          The business address is 16/F, Winsome House, 73 Wyndham Street, Central, Hong Kong.

(2)          The business address is 7/F, Flat B, 110 Soy Street, Kowloon, Hong Kong.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There was no related party transactions other than the private financing by loans from our principal shareholder, who is also the sole director of the Company, during the last two fiscal years ended December 31, 2005 and 2004. All private loans from the principal shareholder to the Company were unsecured, interest free and not subject to fixed term of repayment.

Further details of related party transactions for the fiscal years 2005 and 2004 are set forth in Note 9 to the consolidated financial statements presented under Item 7 hereof.

ITEM 13.       EXHIBITS

The following exhibits are incorporated to this annual report on Form 10-KSB:

Exhibit 2.1	Share Exchange Agreement (dated November 20, 2002, for acquisition of CTGH) (1)
Exhibit 2.2	Stock Purchase Agreement (dated July 8, 2005, for disposition of CTGH) (2)
Exhibit 3.1	Articles of Incorporation (dated December 11, 1990) (3)
Exhibit 3.2	Articles of Amendment (dated April 21, 1993 and April 19, 1994 respectively) (3)
Exhibit 3.3	Articles of Amendment (dated October 14, 2005)
Exhibit 3.4	Bylaws (dated January 3, 1991) (3)
Exhibit 3.5	Amended Bylaws (dated May 12, 1993) (3)
Exhibit 13.1	Annual Report on Form 10-KSB for Fiscal Year 2004 (dated March 31, 2005) (4)
Exhibit 14.1	Code of Corporate and Employee Conduct, as amended (dated June 1, 2004) (5)
Exhibit 20.1	Proxy Statement (dated September 2, 2005) (6)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

(1)	Incorporated by reference to Exhibit 2 to the issuer’s amended annual report on Form 10-KSB/A for the fiscal year ended December 31, 2002, filed with the SEC on October 7, 2003.
(2)	Incorporated by reference to Exhibit 99.1 to the issuer’s current report on Form 8-K, filed with the SEC on July 11, 2005.
(3)	Incorporated by reference to Exhibits 3.1 through 3.5 to the issuer’s amended Form 10-SB/A, filed with the SEC on May 20, 2002.
(4)	Incorporated by reference to the issuer’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004, filed with the SEC on March 31, 2005.
(5)	Incorporated by reference to Exhibits 14.1 to the issuer’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004, filed with the SEC on March 31, 2005.
(6)	Incorporated by reference to the issuer’s definitive proxy statement on Schedule 14A, filed with the SEC on August 26, 2005.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)          Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were US$37,000 for fiscal 2005 and US$80,000 for fiscal 2004.

(2)          Audit Related Fees. The aggregate fees billed in each of the last two fiscal years for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item (1) above were nil for fiscal 2005 and US$1,500 for fiscal 2004.

(3)          Tax Fees. The aggregate fees billed in each of the last two fiscal years for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning were nil.

(4)          All Other Fees. The aggregate fees billed in each of the last two fiscal years for products and services provided by our principal accountant other than the services reported in items (1), (2) and (3) above were nil.

(5)          We do not currently have a separate audit committee. Rather, our board of directors serves as the audit committee. Our board of directors approved all of the services described in items (2), (3) and (4) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	March 31, 2006	By:	/s/ RAYMOND CHOU
Raymond Chou
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ RAYMOND CHOU	President, Chief Executive Officer,	March 31, 2006
Raymond Chou	Secretary and Director

/s/ RICHARD WANG	Executive Vice President	March 31, 2006
Richard Wang	and Chief Financial Officer