Form 10QSB
period 2006-03-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2006-05-18
CIK 1163612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-QSB

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 99,963,615 shares of Common Stock, with no par value, issued and outstanding as at the date of March 31, 2006.

Transitional Small Business Disclosure Format (check one):  YES  ☐                       NO  ☒

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For Three Months Ended March 31, 2006 and 2005

		Three Months Ended March 31
		2006	2005
		(Unaudited)	(Unaudited)
		US$	US$

Revenue		—	—

Continuing operation
General and administrative expenses		(7,783)	(4,157)
Loss before income taxes		(7,783)	(4,157)
Income tax expense		—	—
Loss from continuing operation		(7,783)	(4,157)

Discontinued operation
Loss from discontinued operation	4	—	(57,978)

Net loss		(7,783)	(62,135)

Loss per share — Basic	5
Net loss from continuing operation		(0.00)	(0.00)
Net loss from discontinued operation		—	(0.00)
Weighted average number of common stock outstanding		99,963,615	99,963,615

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As at March 31, 2006 and December 31, 2005

	Note	March 31, 2006	December 31, 2005
		(Unaudited)	(Audited)
		US$	US$
Assets
Current assets
Deposits and prepayments		20,000	—
Other current assets	6	46,750	70,548
Total current assets		66,750	70.548

Liabilities and stockholders’ equity
Current liabilities
Accrued expenses		41,208	37,223

Commitments and contingencies	8
Stockholders’ equity
Common stock

Authorized: 500,000,000 shares of common stock with no par value, as at March 31, 2006 and December 31, 2005

Issued and outstanding: 99,963,615 shares of common stock with no par value, as at March 31, 2006 and December 31, 2005		—	—

Additional paid-in capital		2,500,000	2,500,000
Accumulated losses		(2,474,458)	(2,466,675)
Total stockholders’ equity		25,542	33,325
Total liabilities and stockholders’ equity		66,750	70,548

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31
	2006	2005
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities
Net loss	(7,783)	(62,135)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Deposits and prepayments	(20,000)	15,761
Other current assets	23,798	—
Accrued expenses	3,985	(131,012)
Net cash provided by (used in) operating activities	—	(177,386)

Cash flows from financing activities
Due to a Shareholder	—	153,318
Net cash provided by financing activities	—	153,318

Net increase (decrease) in cash and cash equivalents	—	(24,068)
Cash and cash equivalents at beginning of period	—	40,506
Cash and cash equivalents at end of period	—	16,438

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for Three Months Ended March 31, 2006 and 2005

1.                   ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (the “Company” or “PVGS”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990. Prior to its reorganization with Cyber Technology Group Holdings Ltd. (“CTGH”) on January 8, 2003 (as described in Note 2 to the Company’s audited financial statements for the fiscal year ended December 31, 2005), the Company entered into and operated a business of development and sales of time and personal management products. The Company discontinued such business and became a non-operating public shell in 1994 and since then remained as a shell company with its only activities of accruing loan interest on notes payable and looking for a merger candidate.

Upon completion of the reorganization with CTGH on January 8, 2003, CTGH became a wholly-owned subsidiary and active operating entity of the Company, and the Company adopted CTGH’s business of international sportsbook as its principal business and operated such business, through CTGH and its subsidiaries, from the Commonwealth of Dominica by way of telecommunications and the Internet, under an International Gaming License granted by the government of the Commonwealth of Dominica, until December 6, 2004, when its Board of Directors resolved to cease the operations of such business due to the significant financial losses resulted from such business. This sportsbook business was the only business that the Company operated in the last three fiscal years since its reorganization with CTGH.

As described in Note 4 hereof, the Company subsequently disposed of CTGH to a non-related buyer, and the subject transaction was closed on November 18, 2005 upon approval of the shareholders of PVGS.

The Company has been in an inactive or non-operating status since December 6, 2004, and currently remained as a shell company with its only activities of incurring non-operating expenses and seeking a merger candidate.

2.                   PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as at March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005, have been prepared based upon the Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as at March 31, 2006 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes incorporated thereto by reference in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005. The results of operations for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results to be expected for the full year.

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

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, in light of the Company’s financial position that as at March 31, 2006 the Company retained its total current assets as minimal as US$66,750 and such amount of current assets may be insufficient to support its needs for current expenses which may be required for its continuation as a going concern.

As a non-operating public shell, the Company has maintained no revenue-generating or cash in-flow operations since December 6, 2004 and has relied on the private financing from its principal shareholder, who has undertaken to finance the Company by cash injections for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, the principal shareholder retains his right to discontinue such financing at his own discretion. It is uncertain as for how long or to what extent such a period of time would be “reasonable” to the discretion of the principal shareholder, and there can be no assurance that the financing from the principal shareholder will not be discontinued at any time.

Other than the private financing from the principal shareholder, which is unsecured and could be discontinued at any time, the Company has currently preserved no sources of liquidity to support its continuation as a going concern.

The Company has planned for a reorganization with a selected entity to acquire sufficient capital funds and engage into a selected business. For that purpose, the Company is in search of a practical merger candidate. However, there can be no assurance as to when or whether such attempt will be successful.

These uncertainties may result in significant adverse effects on the Company’s continuation as a going concern. The accompanying condensed consolidated financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

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

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reported CTGH as a discontinued operation in its audited financial statements for the fiscal year ended December 31, 2005 and accordingly, restated the unaudited financial results of the discontinued operation for the quarterly period ended March 31, 2005 in the accompanying condensed consolidated financial statements on the same basis.

Results of the discontinued operation for the quarterly period ended March 31, 2005, which have been included in the condensed consolidated financial statements, were as follows:

Three Months Ended
March 31, 2005
(Unaudited)
US$
Discontinued operation
Revenue	—
Other income	—
Operating costs	(57,978)
Operating loss from discontinued operation	(57,978)

5.                   LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding during each period.

Basic and diluted losses per share for the periods presented were identical, since the Company had no potential common stock instruments with a dilutive effect during the periods.

6.                   OTHER CURRENT ASSETS

The balance of the cash consideration received from the disposition of CTGH has been staying in the Company’s U.S. securities counsel’s client trust account and booked as other current assets.

7.                   INCOME TAXES

No provision for withholding or U.S. federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been provided as its earning, in the opinion of management, will be reinvested indefinitely. Determination of the amount of unrecognized deferred taxes on these earnings is not practical and, however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

8.                   COMMITMENTS

As at March 31, 2006 and December 31, 2005, there was no commitment under non-cancelable operating leases in respect of land and buildings and no material outstanding capital commitment by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The presentation of management’s discussion and analysis or plan of operations in this report contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s expectation or belief with regard to future results, and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that such expectation or belief will prove to be correct, and there can be no assurance that such forward-looking statements will result or be achieved or accomplished, and as a result of certain risks and uncertainties, actual results of operations may differ materially.

1.                   REVENUE, EXPENSES AND NET LOSS

There was no active business operated and no revenue earned by the Company for the three-month period ended March 31, 2006.

Total expenses for the subject period were US$7,783, mainly for professional fees and miscellaneous administrative expenses.

Consequently, there was a net loss of US$7,783 for the subject period.

2.                   CASH FLOWS

There was no change in net cash flows for the period covered by this quarterly report.

3.                   PLAN OF OPERATIONS

The Company has planned for a reorganization with a selected entity to acquire sufficient capital funds and engage into a selected business. For this purpose, the Company is in search of a practical merger candidate. However, there can be no assurance as to when or whether such attempt will be successful.

4.                   GOING CONCERN

As stated in Note 2 to the unaudited condensed consolidated financial statements under Item 1 hereof, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, in light of the Company’s financial position that as at March 31, 2006 the Company retained its total current assets as minimal as US$66,750 and such amount of current assets may be insufficient to support its needs for current expenses which may be required for its continuation as a going concern.

As a non-operating public shell, the Company has maintained no revenue-generating or cash in-flow operations since December 6, 2004 and has relied on the private financing from its principal shareholder, who has undertaken to finance the Company by cash injections for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, the principal shareholder retains his right to discontinue such financing at his own discretion. It is uncertain as for how long or to what extent such a period of time would be “reasonable” to the discretion of the principal shareholder, and there can be no assurance that the financing from the principal shareholder will not be discontinued at any time.

Other than the private financing from the principal shareholder, which is unsecured and could be discontinued at any time, the Company has currently preserved no sources of liquidity to support its continuation as a going concern.

The Company has planned for a reorganization with a selected entity to acquire sufficient capital funds and engage into a selected business. For that purpose, the Company is in search of a practical merger candidate. However, there can be no assurance as to when or whether such attempt will be successful.

These uncertainties may result in significant adverse effects on the Company’s continuation as a going concern. The unaudited condensed consolidated financial statements presented herein do not include or reflect any adjustments that might result from the outcome of these uncertainties.

Management addressed this particular matter in our annual report on Form 10-KSB for the fiscal year 2005. This quarterly report should be read in conjunction with the said annual report on Form 10-KSB, with regard to this particular matter.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at the end of the quarterly period covered by this report, pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, and concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

Management has evaluated the Company’s internal control over financial reporting as at the end of the quarterly period covered by this report, pursuant to Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act, and concluded that during the subject period there was no change occurred in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1 Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

31.2 Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

32.1 Certification of Chief Executive Officer pursuant to Rule 13(a)-14(b) and 18 U.S.C. Section 1350

32.2 Certification of Chief Financial Officer pursuant to Rule 13(a)-14(b) and 18 U.S.C. Section 1350

(b)  Reports on Form 8-K

During the quarterly period for which this Form 10-QSB is filed, no reports on Form 8-K was filed by the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

(Registrant)

Dated: May 15, 2006

/s/ RAYMOND CHOU	/s/ RICHARD WANG
Raymond Chou	Richard Wang
Chief Executive Officer	Chief Financial Officer