Form 10QSB
period 2006-06-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2006-08-14
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
YES ☒     NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 99,963,615 shares of Common Stock, with no par value, issued and outstanding as at the date of June 30, 2006.

Transitional Small Business Disclosure Format (check one):   YES ☐     NO ☒

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For Three and Six Months Ended June 30, 2006 and 2005

		Three Months Ended June 30		Six Months Ended June 30
	Note	2006	2005	2006	2005
		(Unaudited) US$	(Unaudited) US$	(Unaudited) US$	(Unaudited) US$

Revenue		—	—	—	—

Continuing operation
General and administrative expenses		(42,940)	(16,750)	(50,723)	(20,907)
Loss before income tax		(42,940)	(16,750)	(50,723)	(20,907)
Income tax expenses		—	—	—	—
Loss from continuing operation		(42,940)	(16,750)	(50,723)	(20,907)

Discontinued operation

Loss from discontinued operation	4	—	(32,776)	—	(90,754)

Net loss		(42,940)	(49,526)	(50,723)	(111,661)

Loss per share - Basic	5
Net loss from continuing operation		(0.0004)	(0.0002)	(0.0005)	(0.0002)
Net loss from discontinued operation		—	(0.0003)	—	(0.0009)
Weighted average number of common stock outstanding		99,963,615	99,963,615	99,963,615	99,963,615

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
As at June 30, 2006 and December 31, 2005

	Note	June 30, 2006	December 31, 2005
		(Unaudited) US$	(Audited) US$
Assets
Current Assets
Deposits and prepayments		15,505	—
Other current assets		—	70,548
Total Current Assets		15,505	70,548

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued expenses		32,903	37,223
Total Current Liabilities		32,903	37,223

Commitments and contingencies	7

Stockholders’ Equity
Common stock
Authorized: 500,000,000 shares of common stock with no par value, as at June 30, 2006 and December 31, 2005
Issued and outstanding: 99,963,615 shares of common stock with no par value, as at June 30, 2006 and December 31, 2005		—	—
Additional paid-in capital		2,500,000	2,500,000
Accumulated loss		(2,517,398)	(2,466,675)
Total Stockholders’ Equity		(17,398)	33,325
Total Liabilities and Stockholders’ Equity		15,505	70,548

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30
	2006	2005
	(Unaudited) US$	(Unaudited) US$
Cash flows from operating activities
Net loss	(50,723)	(111,661)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Deposits and prepayments	(15,505)	15,761
Other current assets	70,548	—
Accrued expenses	(4,320)	(117,246)
Net cash used in operating activities	—	(213,146)

Cash flows from financing activities
Due to a director	—	183,126
Net cash provided by financing activities	—	183,126

Net decrease in cash and cash equivalents	—	(30,020)
Cash and cash equivalents at beginning of period	—	40,506
Cash and cash equivalents at end of period	—	10,486

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for Six Months Ended June 30, 2006 and 2005

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

Upon completion of the reorganization with CTGH on January 8, 2003, CTGH became a wholly-owned subsidiary and active operating entity of the Company, and the Company adopted CTGH’s business of international sportsbook as its principal business and operated such business, through CTGH and its subsidiaries, from the Commonwealth of Dominica by way of telecommunications and the Internet, under an International Gaming License granted by the government of the Commonwealth of Dominica, until December 6, 2004, when its Board of Directors resolved to cease the operations of such business due to the significant financial losses resulted from such business. This sportsbook business was the only business that the Company operated in the last three and half fiscal years since its reorganization with CTGH.

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

2.                         PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as at June 30, 2006 and for the three-month and six-month periods ended June 30, 2006 and 2005, have been prepared based upon the Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as at June 30, 2006 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes incorporated thereto by reference in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005. The results of operations for the three-month and six-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results to be expected for the full year.

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

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, in light of that as at June 30, 2006 the Company’s balance of stockholders’ equity was negative and its balance of total current assets was insufficient to meet its current liabilities, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern,

As a non-operating public shell, the Company has maintained no revenue-generating operations since December 6, 2004 and has relied on the private financing from its principal shareholder, who has undertaken to finance the Company by cash injections for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, the principal shareholder retains his right to discontinue such financing at his own discretion. It is uncertain as for how long or to what extent such a period of time would be “reasonable” to the discretion of the principal shareholder, and there can be no assurance that the financing from the principal shareholder will not be discontinued at any time.

Other than the private financing from the principal shareholder, which is unsecured and could be discontinued at any time, the Company has currently preserved no sources of liquidity to support its continuation as a going concern.

The Company has planned for a reorganization with a selected entity to acquire sufficient capital funds and engage into a selected business, and for that purpose the Company has been in search of a practical merger candidate. However, there can be no assurance as to when or whether such attempt will be successful.

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

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reported CTGH as a discontinued operation in its audited financial statements for the fiscal year ended December 31, 2005 and accordingly, restated the unaudited financial results of the discontinued operation for the three-month and six-month periods ended June 30, 2005 in the accompanying condensed consolidated financial statements on the same basis.

Results of the discontinued operation for the three-month and six-month periods ended June 30, 2005, which have been included in the condensed consolidated financial statements, were as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Unaudited) US$	(Unaudited) US$
Discontinued operation
Revenue	—	—
Interest income	4	4
Operating costs	(32,780)	(90,758)
Operating loss from discontinued operation	(32,776)	(90,754)

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

7.                         COMMITMENTS

As at June 30, 2006 and December 31, 2005, there was no commitment under non-cancelable operating leases in respect of land and buildings and no material outstanding capital commitment by the Company.

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

1.                         REVENUE, EXPENSES AND NET LOSS

There was no active business operated and no revenue or other income earned by the Company for the three-month and six-month periods ended June 30, 2006.

Total expenses for the subject periods were US$42,940 and US$50,723 respectively, mainly for professional fees and miscellaneous administrative expenses.

As a result, the Company incurred a net loss of US$42,940 and US$50,723, respectively, for the three-month and six-month periods ended June 30, 2006.

2.                         CASH FLOWS

There was no change in net cash flows for the period covered by this quarterly report.

3.                         PLAN OF OPERATIONS

The Company has planned for a reorganization with a selected entity to acquire sufficient capital funds and engage into a selected business, and for that purpose the Company has been in search of a practical merger candidate. However, there can be no assurance as to when or whether such attempt will be successful.

4.                         GOING CONCERN

As stated in Note 2 to the unaudited condensed consolidated financial statements under Item 1 hereof, in light of that as at June 30, 2006 the Company’s balance of stockholders’ equity was negative and its balance of total current assets was insufficient to meet its current liabilities, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern.

The Company has maintained no revenue-generating operations since December 6, 2004 and has relied on the private financing from its principal shareholder, who has undertaken to finance the Company by cash injections for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, the principal shareholder retains his right to discontinue such financing at his own discretion. It is uncertain as for how long or to what extent such a period of time would be “reasonable” to the discretion of the principal shareholder, and there can be no assurance that the financing from the principal shareholder will not be discontinued at any time.

Other than the private financing from the principal shareholder, which is unsecured and could be discontinued at any time, the Company has currently preserved no sources of liquidity to support its continuation as a going concern.

The Company has planned for a reorganization with a selected entity to acquire sufficient capital funds and engage into a selected business, and for that purpose the Company has been in search of a practical merger candidate. However, there can be no assurance as to when or whether such attempt will be successful.

These uncertainties may result in significant adverse effects on the Company’s continuation as a going concern. The unaudited condensed consolidated financial statements presented herein do not include or reflect any adjustments that might result from the outcome of these uncertainties.

Management addressed this particular matter in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005. This quarterly report should be read in conjunction with that annual report on Form 10-KSB, with regard to this particular matter.

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
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                     Exhibits:

31.1              Certification of Chief Executive Officer pursuant to Rule 13(a)-l4(a)

31.2              Certification of Chief Financial Officer pursuant to Rule 13(a)-l4(a)

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

Dated: August 14, 2006

/s/ RAYMOND CHOU	/s/ RICHARD WANG
Raymond Chou	Richard Wang
Chief Executive Officer	Chief Financial Officer