Form 10QSB
period 2006-09-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2006-11-15
CIK 1163612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 99,963,615 shares of Common Stock, with no par value, issued and outstanding as at the date of September 30, 2006.

Transitional Small Business Disclosure Format (check one): YES ☐  NO ☒

PART I:      FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For Three and Nine Months Ended September 30, 2006 and 2005

		Three months ended September 30,		Nine months ended September 30,
	Note	2006	2005	2006	2005
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		US$	US$	US$	US$

Revenue		—	—	—	—

Continuing operation
General and administrative expenses		(10,151)	(36,700)	(60,874)	(57,607)

Loss before income taxes		(10,151)	(36,700)	(60,874)	(57,607)

Income tax expense		—	—	—	—

Loss from continuing operation		(10,151)	(36,700)	(60,874)	(57,607)

Discontinued operation
Loss from discontinued operation	4	—	(7,497)	—	(98,251)

Net loss		(10,151)	(44,197)	(60,874)	(155,858)

Loss per share - Basic	5

Net loss from continuing operation		(0.0001)	(0.0004)	(0.0006)	(0.0006)
Net loss from discontinued operation		—	(0.0001)	—	(0.0010)

Weighted average number of common stock outstanding		99,963,615	99,963,615	99,963,615	99,963,615

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As at September 30, 2006 and December 31, 2005

		September	December 31,
	Note	30, 2006	2005
		(Unaudited)	(Audited)
		US$	US$
ASSETS

Current assets
Deposits and prepayments		12,946	—
Other current assets		—	70,548

Total current assets		12,946	70,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses		40,495	37,223

Total current liabilities		40,495	37,223

Commitments and contingencies	7

Stockholders’ equity
Common stock
Authorized: 500,000,000 shares of common stock with no par value, as of September 30, 2006 and December 31, 2005
Issued and outstanding: 99,963,615 shares of common stock with no par value, as of September 30, 2006 and December 31, 2005		—	—
Additional paid-in capital		2,500,000	2,500,000
Accumulated losses		(2,527,549)	(2,466,675)

Total stockholders’ equity		(27,549)	33,325

Total liabilities and stockholders’ equity		12,946	70,548

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for Nine Months Ended September 30, 2006 and 2005

	Nine months ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
	US$	US$

Cash flows from operating activities
Net loss	(60,874)	(155,858)
Adjustment to reconcile net income to net cash used in operating activities
Changes in operating assets and liabilities:
Deposits and prepayments	(12,946)	15,761
Other current assets	70,548	—
Accrued expenses	3,272	(73,058)

Net cash used in operating activities	—	(213,155)

Cash flows from financing activities
Due to a shareholder	—	183,126

Net cash provided by financing activities	—	183,126

Net decrease in cash and cash equivalents	—	(30,029)

Cash and cash equivalents at beginning of period	—	40,506

Cash and cash equivalents at end of period	—	10,477

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for Nine Months Ended September 30, 2006 and 2005

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

Upon completion of the reorganization with CTGH on January 8, 2003, CTGH became a wholly-owned subsidiary and active operating entity of the Company, and the Company adopted CTGH’s business of international sportsbook as its principal business and operated such business, through CTGH and its subsidiaries, from the Commonwealth of Dominica by way of telecommunications and the Internet, under an International Gaming License granted by the government of the Commonwealth of Dominica, until December 6, 2004, when its Board of Directors resolved to cease the operations of such business due to the significant financial losses resulted from such business. The said sportsbook business was the only business that the Company engaged and operated in the last four fiscal years since its reorganization with CTGH.

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

2.       PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as at September 30, 2006 and for the three-month and nine-month periods ended September 30, 2006 and 2005, have been prepared based upon the Securities and Exchange Commission (the “SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as at September 30, 2006 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes incorporated thereto by reference in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005. The results of operations for the three-month and nine-month periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results to be expected for the full year.

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

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, in light of that as at September 30, 2006 the Company’s balance of stockholders’ equity was negative and its balance of total current assets was insufficient to meet its current liabilities, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern.

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

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reported CTGH as a discontinued operation in its audited financial statements for the fiscal year ended December 31, 2005 and accordingly, restated the unaudited financial results of the discontinued operation for the three-month and nine-month periods ended September 30, 2005 in the accompanying condensed consolidated financial statements on the same basis.

Results of the discontinued operation for the three-month and nine-month periods ended September 30, 2005, which have been included in the condensed consolidated financial statements, were as follows:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(Unaudited)	(Unaudited)
	US$	US$
Discontinued operation
Revenue	—	—
Interest income	—	4
Operating costs	(7,497)	(98,255)

Operating loss from discontinued operations	(7,497)	(98,251)

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

7.       COMMITMENTS

As at September 30, 2006 and December 31, 2005, there was no commitment under non-cancelable operating leases in respect of land and buildings and no material outstanding capital commitment by the Company.

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

1.       REVENUE, EXPENSES AND NET LOSS

There was no active business operated and no revenue or other income earned by the Company for the three-month and nine-month periods ended September 30, 2006.

Total expenses for the subject periods were US$10,151 and US$60,874 respectively, mainly for professional fees and miscellaneous administrative expenses.

As a result, the Company incurred a net loss of US$10,151 and US$60,874 respectively, for the three-month and nine-month periods ended September 30, 2006.

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

4.       GOING CONCERN

As stated in Note 2 to the unaudited condensed consolidated financial statements under Item 1 hereof, in light of that as at September 30, 2006 the Company’s balance of stockholders’ equity was negative and its balance of total current assets was insufficient to meet its current liabilities, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern.

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

Dated: November 14, 2006

/s/ RAYMOND CHOU	/s/ RICHARD WANG
Raymond Chou	Richard Wang
Chief Executive Officer	Chief Financial Officer