Form 10KSB
period 2006-12-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2007-03-30
CIK 1163612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: US$257,718.

NOTE: The aggregate market value was computed by multiplying the number of outstanding shares of the issuer’s common stock, excluding those shares of record held by officers, directors and greater than five percent shareholders, by US$0.005, the average bid and asked price of the issuer’s common stock as at March 8, 2007, such date being within 60 days prior to the date of filing.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at March 15, 2007.

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

Revenue from operations of sportsbook business was the only revenue source for the Company in the last four fiscal years. The Company recorded a total revenue of US$1.70 million for the fiscal year 2003, and a total revenue of US$0.03 million for the fiscal year 2004. No revenue was recorded for the fiscal years 2005 and 2006 since the operations of sportsbook business were ceased and then discontinued.

The operations of sportsbook business resulted in significant financial losses for the Company, particularly for the fiscal year 2004. The Company incurred a net loss of US$0.39 million for the fiscal year 2003, and a net loss of US$2.35 million for the fiscal year 2004.

Our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 presented a detailed analysis of the factors that caused the adverse results of our operations of the sportsbook business.

In the last four fiscal years there was no business other than the aforementioned sportsbook business operated by the Company.

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

Having reviewed the financial position and re-evaluated the business structure of the Company, the Board of Directors further decided to terminate the sportsbook business and dispose of CTGH. On July 8, 2005, the Company entered into a Stock Purchase Agreement (the “Agreement”) with an independent third party (the “Buyer”), pursuant to which, and subject to its shareholders’ approval, the Company was to sell its entire 100% equity interest in CTGH through disposition of all equity shares of CTGH for a consideration of US$125,000 in cash together with a non-cash settlement that the Buyer was to assume and pay all liabilities of CTGH as shown in the consolidated balance sheet of CTGH as at June 30, 2005 and to cancel and release the Company from its liabilities due to CTGH in the amount of US$549,288 or such other amount not exceeding US$549,288 as may be amended at the closing of the transaction. This Agreement was approved by our shareholders at the special meeting of shareholders held on October 14, 2005, and the transaction was subsequently executed and closed on November 18, 2005.

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

1.6                                              EMPLOYEES

For the fiscal years 2006 and 2005, the Company had 2 employees, both full time, with no compensation, whether in cash or in kind, in the capacities as chief executive officer and chief financial officer respectively.

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

1.7.2                                    Other Information

There was no expense incurred by the Company on any research and development activities in the last three fiscal years.

As at December 31, 2006, there were no patents, trademarks, licenses, franchises, concessions, and/or royalty agreements owned or possessed by the Company.

1.7.3                                    Reports and Availability of Information

The Company files its annual reports, quarterly reports, current reports, proxy statements, and other reports required to be filed with the SEC under the Securities Exchange Act.

The Company is not required to deliver an annual report to our shareholders. Our shareholders and the public may obtain any reports and other information materials that the Company filed with the SEC by visiting the SEC’s website at http://www.sec.gov or SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330.

ITEM 2.                    DESCRIPTION OF PROPERTY

2.1                                              OPERATING LEASE

Currently the Company maintains its office in Hong Kong, which has been provided by our principal shareholder, with no rental charges to the Company. However, the principal shareholder retains his right to discontinue this arrangement at his own discretion, and there can be no assurance that this arrangement by the principal shareholder will not be discontinued at any time.

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

There has been no material legal proceeding to which any of our officers, directors or shareholders of greater than five percent of our outstanding common shares is a party adverse to the Company or has a material interest adverse to the Company.

No material proceedings or legal actions are pending or contemplated nor judgments entered against any of our officers, directors or shareholders of greater than five percent of our outstanding common shares concerning any matter involving our business.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART   II

ITEM 5.                    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

5.1                                              OUTSTANDING SHARES AND SHAREHOLDERS

As at December 31, 2006, there were 99,963,615 shares of PVGS common stock with no par value issued and outstanding, and there were approximately 1,153 holders of record and beneficial holders of PVGS common stock.

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

The nature of the market for common stocks trading on the Pink Sheets is generally limited, sporadic and highly volatile, and the absence of an active market may have an effect upon the high and low prices as reported. The following information sets forth the high and low last sale prices per share of our common stock for the periods indicated as reported by the OTC Bulletin Board or the Pink Sheets:

QUARTER ENDED	HIGH	LOW

March 31, 2006	US$0.013	US$0.013
June 30, 2006	US$0.012	US$0.012
September 30, 2006	US$0.010	US$0.008
December 31, 2006	US$0.004	US$0.004

March 31, 2005	US$0.02	US$0.02
June 30, 2005	US$0.065	US$0.06
September 30, 2005	US$0.025	US$0.025
December 31, 2005	US$0.016	US$0.016

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

There were no previously authorized equity compensation plans carried forward upon the Company’s reorganization in January 2003, and there have been no equity compensation plans adopted and no equity securities issued for any equity compensation plans since the Company’s reorganization in January 2003. As at December 31, 2006, there were no outstanding equity compensation plans, options or warrants to be exercised and no equity securities to be issued for such purposes.

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

Our audited consolidated financial statements and the notes thereto contain more details of critical accounting policies and other disclosures required by generally accepted accounting principles.

6.2                                              RESULTS OF OPERATIONS

6.2.1                                    Revenue and Expenses

As described in Item 1 hereof, the Company has remained in an inactive or non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the fiscal years ended December 31, 2005 and 2006.

Total expenses for the fiscal year ended December 31, 2006 were US$79,720 against US$100,880 a year before. Expenses were for professional fees and miscellaneous administrative expenses in the two fiscal years.

6.2.2                                    Net Income/Loss

Net Loss for the fiscal year ended December 31, 2006 was US79,720 against a net income of US$793,410 a year before. The net income for the fiscal year ended December 31, 2005 was gained from disposal of the discontinued operation.

The Company reported CTGH as a discontinued operation in 2005 and restated the results of discontinued operation in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, based on which there was a profit of US$894,290 from the discontinued operation for the fiscal year 2005.

6.2.3                                    Liquidity and Capital Resources

As at December 31, 2006, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash in-flow from the principal shareholder, which is unsecured and could be discontinued at any time.

6.3                                              OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B, as at the end of the fiscal year 2006 and any interim period in the current fiscal year.

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

The Company has been in an inactive or non-operating status since December 6, 2004, and currently remains as a shell company with its only activities of accruing minimal non-operating expenses. It is expected that the Company will remain in such status until a reorganization with a selected entity takes place.

As a part of our plan, we expect our next move to be a reorganization with a selected entity, for the Company to acquire sufficient capital funds and engage into a selected business. However, there can be no assurance as to when or whether the Company will be able to accomplish this plan.

6.5                                              ADDITIONAL CAUTIONARY STATEMENTS AND RISK FACTORS

6.5.1                                    Going Concern

The financial statements presented in this annual report have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, in light of that as at December 31, 2006, the Company retained its total assets as minimal as US$10,445, and particularly, in this minimal amount of assets the Company retained no cash or cash equivalents to support its needs of cash payments for any current expenses which may be required for its continuation as a going concern.

The Company has maintained no revenue-generating or cash in-flow operations since December 6, 2004 and has relied on the private financing by cash in-flow from the principal shareholder of the Company, who has undertaken to finance the Company in cash for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, it is uncertain as for how long or to what extent such a period of time would be “reasonable”, and there can be no assurance that the financing from the principal shareholder will not be discontinued.

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

6.5.2                                    Limited Market

The market for our stock is limited. Our common stock is currently traded on the Pink Sheets under the symbol “PVEG.PK”. On March 8, 2007, the last reported sale price of our common stock on the Pink Sheets was US$0.005 per share. However, we consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.

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

ITEM 7.                    FINANCIAL STATEMENTS

Table of Contents

Report of Independent Registered Accounting Firm

Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Moores Rowland Mazars	Chartered Accountants Certified Public Accountants

Report of Independent Registered Accounting Firm	34th Floor, The Lee Gardens
33 Hysan Avenue
Causeway Bay Hong Kong

Tel: (852) 2909 5555
Fax: (852) 2810 0032

Email: info@mr-mazars.com.hk
Website: www.mr-mazars.com.hk

To the Stockholders and Board of Directors
Pacific Vegas Global Strategies, Inc.
(incorporated in Colorado with limited liability)

We have audited the accompanying consolidated balance sheets of Pacific Vegas Global Strategies, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Vegas Global Strategies, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3(c) to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moores Rowland Mazars

Chartered Accountants
Certified Public Accountants
Hong Kong
March 30, 2007

Pacific Vegas Global Strategies, Inc.

Consolidated Statements of Operations

		Year ended December 31,
	Note	2006	2005
		US$	US$

Revenue		—	—

Expenses
General and administrative expenses		(79,720)	(100,880)

Loss from continuing operations before income tax		(79,720)	(100,880)

Income tax expense	4	—	—

Loss from continuing operations		(79,720)	(100,880)

Discontinued operations
Profit from discontinued operations	5	—	894,290

Net (loss) profit		(79,720)	793,410

Earnings (Loss) per share:
Basic net (loss) from continuing operations	6	(0.00)	(0.00)

Basic net earnings from discontinued operations	6	—	0.01

Weighted average number of common stock outstanding		99,963,615	99,963,615

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Vegas Global Strategies, Inc.

Consolidated Balance Sheets

		As of December 31,
	Note	2006	2005
		US$	US$
ASSETS
Current assets
Deposits and prepayments		10,445	70,548

Total current assets		10,445	70,548

Total assets		10,445	70,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Due to a shareholder	7	38,095	—
Accrued expenses		18,745	37,223

Total current liabilities		56,840	37,223

Stockholders’ (deficit) equity
Common stock,
Authorized:
No par value, 500,000,000 shares of common stock as of December 31, 2006 and 2005	8
Issued and outstanding:		—	—
No par value, 99,963,615 shares of common stock as of December 31, 2006 and 2005
Additional paid-in capital	9	2,500,000	2,500,000
Accumulated losses		(2,546,395)	(2,466,675)

Total stockholders’ (deficit) equity		(46,395)	33,325

Total liabilities and stockholders’ equity		10,445	70,548

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Vegas Global Strategies, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2006	2005
	US$	US$
Cash flows used in operating activities
Net (loss) profit	(79,720)	793,410
Adjustment to reconcile net (loss) profit to net cash used in operating activities:
Profit on disposal of discontinued operations	—	(985,519)
Changes in operating assets and liabilities:
Deposits	—	15,761
Other current asset	60,103	(70,548)
Due to a shareholder	38,095	—
Accrued expenses	(18,478)	(91,259)

Net cash used in operating activities	—	(338,155)

Cash flows from investing activities
Disposal of discontinued operations	—	114,523

Net cash from investing activities	—	114,523

Cash flows from financing activities
Due to a director	—	183,126

Net cash from financing activities	—	183,126

Net decrease in cash and cash equivalents	—	(40,506)
Cash and cash equivalents, beginning of year	—	40,506

Cash and cash equivalents, end of year	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Vegas Global Strategies, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

	Common stock
	Number of shares	Amount	Additional paid-in capital	Accumulated losses	Total
		US$	US$	US$	US$

As of January 1, 2005	99,963,615	—	2,425,988	(3,260,085)	(834,097)

Reversal of other payables (Note 9)	—	—	74,012	—	74,012

Total comprehensive income:
Net profit for the year	—	—	—	793,410	793,410

As of December 31, 2005	99,963,615	—	2,500,000	(2,466,675)	33,325

Total comprehensive income:
Net loss for the year	—	—	—	(79,720)	(79,720)

As of December 31, 2006	99,963,615	—	2,500,000	(2,546,395)	(46,395)

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Vegas Global Strategies, Inc.

Notes to the Consolidated Financial Statements

1.             ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (“PVGS”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990.  Prior to the reorganization (as described in Note 2 below) with Cyber Technology Group Holdings Limited (“CTGH”) on January 8, 2003, the principal business of PVGS was the development and selling of time and personal management products.  PVGS had discontinued such operations since 1994 and its only activity had been accruing loan interest on notes payable and looking for a merger candidate.

Upon the completion of the reorganization, the principal business activities of PVGS had been, through CTGH and its subsidiaries, conducting an international sportsbook business from the Commonwealth of Dominica by way of telecommunications and/or the Internet, until December 6, 2004, when the Board of Directors of PVGS resolved to cease the operations of sportsbook business.

The Company has been in an inactive or non-operating status since December 6, 2004, with its only activities of incurring general and administrative expenses.

On July 8, 2005, the Company entered into a Stock Purchase Agreement with an independent third party (the “Buyer”), pursuant to which the Company sold its entire 100% equity interest of CTGH for a consideration of US$125,000 in cash together with an agreement from the Buyer to assume and pay all liabilities as shown in the consolidated balance sheet of CTGH as of June 30, 2005 and to cancel and release the Company from its liabilities due to CTGH in the amount of US$549,288 or such other amount not exceeding US$549,288 at the time of closing.  The disposal was subsequently closed on November 18, 2005.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, PVGS reported CTGH as a discontinued operation during the year and the audited results of 2005 have been presented on the same basis (see note 5).

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

Pacific Vegas Global Strategies, Inc.

Notes to the Consolidated Financial Statements

2.                                      REORGANIZATION (CONTINUED)

For accounting purposes, the transaction was treated as a recapitalization of CTGH with PVGS being the legal survivor and CTGH being the accounting survivor and the operating entity. The SEC Staff’s Training Manual (Division of Corporate Finance — Accounting Disclosure Rules and Practices) indicates that these transactions are considered as capital transactions in substance rather than business combinations.  That is, the historical financial statements prior to January 8, 2003 are those of CTGH, even though they were labeled as those of PVGS.  Accumulated losses of the accounting survivor, CTGH, is carried forward after the recapitalization.  Operations prior to the recapitalization are those of the accounting survivor, CTGH.  Earnings per share for periods prior to the recapitalization are restated to reflect the equivalent number of shares.  Upon completion of the transaction, the financial statements become those of the operating company, with adjustments to reflect the changes in equity structure and receipt of the assets/liabilities of the public shell, PVGS.  Accordingly, the Company’s stockholders’ equity as of January 1, 2003 has been recapitalized and restated to properly disclose its issuance of 60,000,000 shares for the shares exchange.

Following the recapitalization, PVGS held 100% of the issued and outstanding shares of CTGH and CTGH became a wholly-owned subsidiary of PVGS.

Prior to the reorganization, CTGH, Pacific Vegas Development Limited (“PVD”) and Pacific Vegas International Limited (“PVI”) were wholly owned by the same shareholder.  In April 2002, as a result of restructuring, PVD and PVI became subsidiaries of CTGH with no substantive change in the shareholder’s interest.

This transaction involved transfers among entities under common control and had been accounted for in a manner similar to a pooling of interests.  Therefore, the consolidated financial statements of CTGH reflect the financial position and results of operations as if the group structure had always been in existence.

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)                                 Basis of accounting

The consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

(b)                                Principles of consolidation

The consolidated financial statements include the accounts of PVGS and its subsidiaries up to the date of disposal.  All material intercompany balances and transactions have been eliminated on consolidation.

Pacific Vegas Global Strategies, Inc.

Notes to the Consolidated Financial Statements

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)                                 Preparation of financial statements

The Company had a negative working capital and a negative stockholders’ equity of US$46,395 and US$46,395 respectively as of December 31, 2006. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, as the Company had total liabilities in excess of its total assets and maintained no revenue-generating operations since December 6, 2004. In light of the situation, the Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in procuring any of such efforts.

The principal shareholder, who is also the sole director of the Company, has undertaken to finance the Company for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such period of time the Company would be able to restructure its business and restart a revenue-generating operation and/or raise additional capital funds to support its continuation as a going concern. However, the principal shareholder of the Company retains his right to discontinue such financing at his own discretion in case the Company is unable to accomplish so in such period of time. It is uncertain as for how long or to what extent such period of time would be “reasonable” to the discretion of the principal shareholder, and there can be no assurance that the financing from the principal shareholder will not be discontinued at any time.

These uncertainties may result in adverse effects on continuation of the Company as a going concern. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

(d)                                Income taxes

The Company accounts for income tax under the provisions of SFAS No. 109, which requires recognition of deferred tax assets or liabilities.  Deferred income taxes are provided using the liability method.  Under the liability method deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

(e)                                 Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are charged to the consolidated statement of operations on a straight-line basis over the lease terms.  The operating lease charges amounted to US$Nil and US$9,068 for the years ended December 31, 2006 and 2005, respectively.

Pacific Vegas Global Strategies, Inc.

Notes to the Consolidated Financial Statements

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)                                   Related parties

Parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial and operating decisions.

(g)                                Impairment of long-lived assets

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

(h)                                Foreign currency translation

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

(i)                                    Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual amounts could differ from those estimates.

(j)                                    Fair value of financial statements

The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The estimated fair values of the Company’s financial instruments, which includes cash and other payables, approximate their carrying values in the consolidated financial statements because of the short-term maturity of those instruments.

(k)                                 Recently issued accounting standards

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s consolidated financial statements.

Pacific Vegas Global Strategies, Inc.

Notes to the Consolidated Financial Statements

4.             INCOME TAXES

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

5.             DISCONTINUED OPERATIONS

On July 8, 2005, the Company entered into a Stock Purchase Agreement with an independent third party (the “Buyer”), pursuant to which the Company sold its entire 100% equity interest of CTGH for a consideration of US$125,000 in cash together with an agreement from the Buyer to assume and pay all liabilities as shown in the consolidated balance sheet of CTGH as of June 30, 2005 and to cancel and release the Company from its liabilities due to CTGH in the amount of US$549,288 or such other amount not exceeding US$549,288 at the time of closing. The disposal was subsequently closed on November 18, 2005.

The revenue and results of the discontinued operations, which have been included in the consolidated financial statements, were as follows:

	2006	2005
	US$	US$

Revenue	—	—
Other income	—	4
Operating costs	—	(91,233)

Operating loss from discontinued operations	—	(91,229)

Cash consideration as per the Stock Purchase Agreement	—	125,000
Amount due to CTGH from PVGS assumed by the Buyer	—	539,288

Total consideration	—	664,288
Capital deficit of CTGH and its subsidiaries disposed of	—	321,231

Gain on disposal of discontinued operations	—	985,519

Net income from discontinued operations	—	894,290

Pacific Vegas Global Strategies, Inc.

Notes to the Consolidated Financial Statements

5.             DISCONTINUED OPERATIONS (CONTINUED)

Assets and liabilities of the discontinued operations were as follows:

	2006	2005
	US$	US$

Cash and cash equivalents	—	10,477
Due from holding company	—	539,288

Total assets	—	549,765

Accrued expenses	—	13,125
Due to a director	—	857,871

	—	870,996

Net liabilities	—	(321,231)

6.             EARNINGS (LOSS) PER SHARE

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

7.             DUE TO A SHAREHOLDER

The amount due is unsecured, interest-free, and repayable on demand.

8.             AUTHORIZED COMMON STOCK

On October 14, 2005, the Company increased its authorized common stock from 100,000,000 shares to 500,000,000 shares with no par value.

Pacific Vegas Global Strategies, Inc.

Notes to the Consolidated Financial Statements

9.             OTHER PAYABLES / ADDITIONAL PAID-IN-CAPITAL

As a result of reorganization (Note 2), the paid-in capital of CTGH became the additional paid-in capital of the Company under accounting rules for this recapitalization.

Upon closing of the reorganization, other payables amounting to US$74,012 incurred by PVGS and recorded prior to the reorganization was brought forward and a debit in the same amount was made to additional paid-in capital. At the end of June 2005, management verified that such balance of other payables should not have been recorded as a liability in the books of PVGS and reversed the previous entry.

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

Management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of that whether any changes in our internal control over financial reporting occurred during the last quarter of the fiscal year 2006 pursuant to Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act. Based on that evaluation, management concluded that there was no change in our internal controls over financial reporting during the subject period that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

The requirements to provide an annual report of our management on internal controls over financial reporting pursuant to Item 308(a) of Regulation S-B and an attestation report of our registered public accounting firm on our management’s assessment of internal control over financial reporting pursuant to Item 308(b) of Regulation S-B are not yet applicable to the Company.

ITEM 8B              OTHER INFORMATION

None

PART   III

ITEM 9.                    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

9.1                                              DIRECTORS AND EXECUTIVE OFFICERS

Information of our directors and executive officers as of December 31, 2006 is set forth as follows:

Name	Age	Office (1)	Term Expires ((2)
Raymond Chou	46	Director and Secretary, President and Chief Executive Officer (3)

Richard Wang	53	Executive Vice President and Chief Financial Officer (4)

(1)             The business address is 16/F, Winsome House, 73 Wyndham Street, Central, Hong Kong.

(2)             The term of office of each officer is at the discretion of the board of directors.

(3)             Appointed to serve as Chief Financial Officer effective March 15, 2007

(4)             Resigned as Executive Vice President and Chief Financial Officer effective March 15, 2007

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

The above listed persons have been the only two executive officers and only two employees of the Company since January 1, 2005. There was no other person nominated or chosen to any positions as directors or executive officers for the Company during the period covered by this report.

None of our existing directors and/or executive officers holds any positions as director or officer in any other reporting companies. There is no family relationships among our existing directors and executive officers.

None of our existing directors and/or executive officers has been involved in any legal proceedings or such events as required to be disclosed under Item 4.01(d) of Regulation S-B.

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

The following table, and its accompanying explanatory footnotes, presents the information of annual and long-term compensation, including all plan and non-plan compensation, whether in cash or non-cash, awarded to, earned by and/or paid to our chief executive officer and chief financial officer for their services rendered in all capacities to the Company and its subsidiaries for the last three fiscal years ended December 31, 2006, 2005 and 2004. Other than the compensation listed below, there has been no compensation from the Company, whether in cash or non-cash, by plan or non-plan, awarded to, earned by and/or paid to any of our executive officers.

Name and Principal Position	Fiscal Year	Basic Salary	Bonus	Options Granted	Other Compensation (1)
		US$	US$	US$	US$
Raymond Chou	2006	—	—	—	—
Chief Executive Officer	2005	—	—	—	—
	2004	83,333	—	—	—
Richard Wang	2006	—	—	—	—
Chief Financial Officer	2005	—	—	—	—
	2004	39,000	—	—	23,076

(1)           Other compensation paid to the chief financial officer for the fiscal years 2004 was the director’s fees for his services rendered in the capacity as a director for CTGH, the Company’s wholly owned subsidiary during that time.

Richard Wang has resigned as of March 15, 2007 and there was no compensation to him in 2007.

10.2                                       SUMMARY OF OPTION GRANTS

There has been no grant of any stock options made to any executive officers or any employees of the Company or its subsidiaries in the last three fiscal years since the Company’s reorganization with CTGH in January 2003.

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock owned beneficially as at December 31, 2006 by each person known by us to have owned beneficially more than five percent of such shares then outstanding, by each of our directors and officers and by all of our directors and officers as a group. This information gives effect to securities deemed outstanding pursuant to Rule 13d 3(d)(l) under the Securities Exchange Act of 1934, as amended. As to the knowledge of our management, no person owns beneficially more than five percent of the Company’s outstanding shares of common stock as at December 31, 2006 except as set forth below.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class Beneficially Owned
	42,720,000	42.736%
Raymond Chou (1)	Common Stock	Common Stock
	5,700,000	5.702%
Kwan Sin Yee (2)	Common Stock	Common Stock
Richard Wang (1)	0	0
	42,720,000	42.736%
All directors and executive officers as a group (1)	Common Stock	Common Stock

(1)             The business address is 16/F, Winsome House, 73 Wyndham Street, Central, Hong Kong.

(2)             The business address is 7/F, Flat B, 110 Soy Street, Kowloon, Hong Kong.

ITEM 12.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There was no related party transactions other than the private financing by loans from our principal shareholder, who is also the sole director of the Company, during the last two fiscal years ended December 31, 2006 and 2005. All private loans from the principal shareholder to the Company were unsecured, interest free and not subject to fixed term of repayment.

Further details of related party transactions and balances for the fiscal years 2006 and 2005 are set forth in Note 3(f) to the consolidated financial statements presented under Item 6 hereof.

ITEM 13.             EXHIBITS

The following exhibits are filed herewith:

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

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)          Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were US$26,000 for fiscal 2006 and US$37,000 for fiscal 2005.

(2)          Audit Related Fees. The aggregate fees billed in each of the last two fiscal years for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item (1) above were nil for both fiscal 2006 and 2005.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
Registrant

Date: March 30, 2007	By:	/s/ RAYMOND CHOU
Raymond Chou
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ RAYMOND CHOU	President, Chief Executive Officer,	March 30, 2007
Raymond Chou	Secretary and Director

/s/ RAYMOND CHOU	Chief Financial Officer	March 30, 2007
Raymond Chou