Form 10QSB
period 2007-03-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2007-05-15
CIK 1163612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at March 31, 2007.

Transitional Small Business Disclosure Format:  YES  ☐       NO ☒

PART   I      FINANCIAL INFORMATION

All statements other than statements of historical fact presented in this quarterly report regarding our financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements, where we or our management express(es) an expectation or belief as to future results. Such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statements of such expectation or belief will result or be achieved or accomplished. Actual results of operations may differ materially.

PART I:    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pacific Vegas Global Strategies, Inc.

Condensed Statements of Operations

		Three months ended March 31,
	Note	2007	2006
		(Unaudited)	(Unaudited)
		US$	US$

Revenue		-	-

Expenses
General and administrative expenses		(11,195)	(7,783)

Loss before income taxes		(11,195)	(7,783)

Income tax expense		-	-

Net loss		(11,195)	(7,783)

Loss per share:
Basic	4	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Condensed Balance Sheets

		As of March	As of March

	Note	31, 2007	31, 2006

		(Unaudited)	(Audited)

ASSETS		US$	US$

Current assets
Deposits and prepayments		2,945	10,445

Total current assets		2,945	10,445

Total assets		2,945	10,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

Due to a stockholder	6	51,185	38,095
Accrued expenses		9,350	18,745

Total current liabilities		60,535	56,840

Commitments and contingencies	7

Stockholders’ deficit
Common stock,
Authorized:
Issued and outstanding:		-	-
Additional paid-in capital		2,500,000	2,500,000
Accumulated losses		(2,557,590)	(2,546,395)

Total stockholders’ deficit		(57,590)	(46,395)

Total liabilities and stockholders’ deficit		2,945	10,445

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Condensed Statements of Cash Flows

	Three months ended March 31,
	2007	2006

	(Unaudited)	(Unaudited)

	US$	US$
Cash flows from operating activities
Net loss	(11,195)	(7,783)
Changes in operating assets and liabilities:
Deposits and prepayments	7,500	(20,000)
Other current assets	-	23,798
Due to a shareholder	13,090	-
Accrued expenses	(9,395)	3,985

Net cash used in operating activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents, as of beginning of period	-	-

Cash and cash equivalents, as of end of period	-	-

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Notes to the Condensed Financial Statements

1.        ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (the “Company” or “PVGS”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990. Prior to the reorganization with Cyber Technology Group Holdings Limited (“CTGH”) on January 8, 2003 (as described in Note 2 hereof), the principal business of PVGS was the development and selling of time and personal management products. PVGS had discontinued such operations since 1994 and its only activity had been accruing loan interest on notes payable and looking for a merger candidate before the reorganization in 2004.

Upon completion of the reorganization, the principal business activities of PVGS had been, through CTGH and its subsidiaries, conducting an international sportsbook business from the Commonwealth of Dominica by way of telecommunications and/or the Internet, until December 6, 2004, when the Board of Directors of PVGS resolved to cease the operations of such business.

The Company has been in an inactive or non-operating status since December 6, 2004, a shell company with its only activity that of incurring non-operating expenses.

On July 8, 2005, the Company entered into a Stock Purchase Agreement (the “Agreement”) with an independent third party (the “Buyer”), pursuant to which the Company sold its entire 100% equity interest in CTGH for a consideration of US$125,000 in cash together with a non-cash settlement that the Buyer was to assume and pay all liabilities of CTGH as shown in the consolidated balance sheet of CTGH as at June 30, 2005 and to cancel and release the Company from its liabilities due to CTGH in the amount of US$549,288 or such other amount not exceeding US$549,288 as may be amended at the closing of the transaction. This Agreement was approved by the shareholders of PVGS at the special meeting of shareholders held on October 14, 2005, and the transaction was subsequently closed on November 18, 2005.

2.        PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006, have been prepared based upon

Pacific Vegas Global Strategies, Inc.

Notes to the Condensed Financial Statements

Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2007 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) have been condensed or omitted.  These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company’s Form 10-KSB for the year ended December 31, 2006.  The results of operations for the three-month periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results to be expected for the full year.

The condensed financial statements and accompanying notes are presented in United States dollars and prepared in conformity with accounting principles generally accepted in the USA (“USGAAP”) which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, as it has no substantive operations and no cash or cash equivalents for any current expenses which may be required for its continuation as a going concern.

The Company has maintained no revenue-generating or cash in-flow operations since December 6, 2004 and has relied on cash injections from the principal shareholder of the Company, who has undertaken to finance the Company for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, the principal shareholder retains his right to discontinue such financing at his own discretion. It is uncertain as for how long or to what extent such a period of time would be “reasonable” to the

Pacific Vegas Global Strategies, Inc.

Notes to the Condensed Financial Statements

discretion of the principal shareholder, and there can be no assurance that the financing from the principal shareholder will not be discontinued at any time.

Other than the private financing by cash in-flow from the shareholder, which is unsecured and could be discontinued at any time, the Company has currently preserved no sources of liquidity to support its continuation as a going concern.

These uncertainties may result in adverse effects on continuation of the Company as a going concern. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

3.        RECENTLY ISSUED ACCOUNTING STANDARDS

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s condensed financial statements.

4.        LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common stock outstanding during each period as restated as a result of the recapitalization, as described in Note 2 of the Company’s audited financial statements as of December 31, 2006.

The Company had no potential common stock instruments with a dilutive effect for any period presented, therefore basic and diluted earnings per share are the same.

5.        INCOME TAXES

PVGS is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.  Effective from January 1, 2007, the Company has adopted the FASB Staff Position on Interpretation 48, “Accounting for Uncertainty in Income Taxes”, however, there is no significant impact on the Company’s financial statements

Pacific Vegas Global Strategies, Inc.

Notes to the Condensed Financial Statements

6.        DUE TO A SHAREHOLDER

The amount due is unsecured, interest-free and repayment on demand.

7.        COMMITMENTS AND CONTINGENCIES

As of March 31, 2007 and December 31, 2006, the Company had no material outstanding commitment and contingencies.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF
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

1                        Revenue and Expenses

The Company has remained in an inactive and non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the quarterly period ended March 31, 2007.

Total expenses for the period ended March 31, 2007 were US$11,195 against US$7,783 for the same period last year. Expenses were for professional fees and miscellaneous administrative expenses in the two periods.

2                        Net Income/Loss

Net Loss for the quarter ended March 31, 2007 was US$11,195 against a net loss of US$7,783 a year before.

3                        Cashflows,  Liquidity and Capital Resources

As at March 31, 2007, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash in-flow from the principal shareholder, which is unsecured and could be discontinued at any time.

4                         Plan of Operation

The Company has been in a non-operating status and remains as a shell company since December 6, 2004. The Company has planned for a reorganization to acquire sufficient capital funds and engage into a selected business. However, there can be no assurance as to when or whether the Company will be able to accomplish this plan.

5.                      Going Concern

The Company has relied on the private financing by cash in-flow from the principal shareholder of the Company, who has undertaken to finance the Company in cash for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, it is uncertain as for how long or to what extent such a period of time would be “reasonable”, and there can be no assurance that the financing from the principal shareholder will not be discontinued.

These uncertainties may result in adverse effects on continuation of the Company as a going concern. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

ITEM 3.                     CONTROLS AND PROCEDURES

(a)                                               Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-l5(e) and Rule 15d-15(e) under the Exchange Act, the management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at the end of the quarterly period, and based upon that evaluation, management concluded that our disclosure controls and procedures were effective, as at the end of March 31, 2007.

(b)                                              Changes in Internal Controls

Pursuant to Rule 13a-l5(d) and Rule 15d-15(d) under the Exchange Act, the management has evaluated the Company’s internal control over financial reporting as at the end of March 31, 2007 and concluded that there was no change that materially affect the internal control over financial reporting cover by this report.

PART II                            OTHER INFORMATION

ITEM 1.                              LEGAL PROCEDDINGS

None

ITEM 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the first quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5.                              OTHER INFORMATION

None

ITEM 6.                 EXHIBITS

(a) The following exhibits are filed herewith:

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

(b)                                              Reports on Form 8-K

During the quarterly period for which this Form 10-QSB is filed, the Company has filed a Form 8-K on March 16, 2007 reporting the resignation of Richard Wang as Executive Vice President and Chief Financial Officer and the appointment of Raymond Chou as Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	May 15, 2007	By:	/s/ RAYMOND CHOU
Raymond Chou
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ RAYMOND CHOU	President, Chief Executive Officer,	May 15, 2007
Raymond Chou	Secretary and Director

/s/ RAYMOND CHOU	Chief Financial Officer	May 15, 2007
Raymond Chou