Form 10QSB
period 2007-09-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2007-11-14
CIK 1163612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at September 30, 2007.

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

PART I:    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Pacific Vegas Global Strategies, Inc.

Condensed Statements of Operations

		Three months ended September 30,		Nine months ended September 30,
	Note	2007	2006	2007	2006
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		US$	US$	US$	US$

Revenue		—	—	—	—

Expenses
General and administrative expenses		(6,394)	(10,151)	(22,267)	(60,874)

Loss before income taxes		(6,394)	(10,151)	(22,267)	(60,874)

Income tax expense	4	—	—	—	—

Net loss and total comprehensive loss		(6,394)	(10,151)	(22,267)	(60,874)

Loss per share of common stock:
Basic	5	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares of common stock outstanding		99,963,615	99,963,615	99,963,615	99,963,615

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Condensed Balance Sheets

		As of September 30,	As of December 31,
	Note	2007	2006
		(Unaudited)	(Audited)
		US$	US$
ASSETS

Current assets
Deposits and prepayments		20,000	10,445

Total current assets		20,000	10,445

Total assets		20,000	10,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Due to a stockholder	6	80,694	38,095
Accrued expenses		7,968	18,745

Total current liabilities		88,662	56,840

Commitments and contingencies	7

Stockholders’ deficit
Common stock
Authorized:
No par value, 500,000,000 shares of common stock as of September 30, 2007 and December 31, 2006
Issued and outstanding:
No par value, 99,963,615 shares of common stock as of September 30, 2007 and December 31, 2006		—	—
Additional paid-in capital		2,500,000	2,500,000
Accumulated losses		(2,568,662)	(2,546,395)

Total stockholders’ deficit		(68,662)	(46,395)

Total liabilities and stockholders’ deficit		20,000	10,445

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Condensed Statements of Cash Flows

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities
Net loss	(22,267)	(60,874)
Changes in operating assets and liabilities:
Deposits and prepayments	(9,555)	(12,946)
Other current assets	—	70,548
Due to a stockholder	42,599	—
Accrued expenses	(10,777)	3,272

Net cash provided by operating activities	—	—

Net increase in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	—	—

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Notes to the Condensed Financial Statements

1.     ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (the “Company” or “PVGS”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990. Prior to the reorganization with Cyber Technology Group Holdings Limited (“CTGH”) on January 8, 2003, the principal business of PVGS was the development and selling of time and personal management products. PVGS had discontinued such operations since 1994 and its only activity had been accruing loan interest on notes payable and looking for a merger candidate before the reorganization in 2004.

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

2.     PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements as of September 30, 2007 and for the three-month and nine-month periods ended September 30, 2007 and 2006, have been prepared based upon

Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2007 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated in the Company’s Form 10-KSB for the year ended December 31, 2006. The results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results to be expected for the full year.

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

The Company has maintained no revenue-generating or cash in-flow operations since December 6, 2004 and has relied on cash injections from the principal shareholder of the Company, who has undertaken to finance the Company for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, the principal shareholder retains her right to discontinue such financing at her own discretion. It is uncertain as for how long or to what extent such a period of time would be “reasonable” to the discretion of the principal shareholder, and there can be no assurance that the financing from the principal shareholder will not be discontinued at any time.

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

6.     DUE TO A SHAREHOLDER

The amount due is unsecured, interest-free and repayable on demand.

7.     COMMITMENTS AND CONTINGENCIES

As of September 30, 2007 and December 31, 2006, the Company had no material outstanding commitment and contingencies.

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

1      Revenue and Expenses

The Company has remained in an inactive and non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the quarterly period ended September 30, 2007.

Total expenses for the period ended September 30, 2007 were US$22,267 against US$60,874 for the same period last year. Expenses were for professional fees and miscellaneous administrative expenses in the two periods.

2      Net Loss

Net Loss for the quarter ended September 30, 2007 was US$22,267 against a net loss of US$60,874 a year before.

3      Cashflows, Liquidity and Capital Resources

As at September 30, 2007, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash in-flow from the principal shareholder, which is unsecured and could be discontinued at any time.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-l5(e) and Rule 15d-15(e) under the Exchange Act, the management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at the end of the quarterly period, and based upon that evaluation, management concluded that our disclosure controls and procedures were effective, as at the end of September 30, 2007.

(b)           Changes in Internal Controls

Pursuant to Rule 13a-l5(d) and Rule 15d-15(d) under the Exchange Act, the management has evaluated the Company’s internal control over financial reporting as at the end of September 30, 2007 and concluded that there was no change that materially affect the internal control over financial reporting cover by this report.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the third quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) The following exhibits are filed herewith:

Exhibit 31.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2    Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Exhibit 32.2    Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

(b)           Reports on Form 8-K

During the quarterly period for which this Form 10-QSB is filed, the Company has filed a Form 8-K on August 23, 2007 reporting the resignation of Raymond Chou as the Company’s sole director and chairman, chief executive officer and chief financial officer and the appointment of Kwan Sin-yee as the Company’s sole director and chairwoman, chief executive officer and chief financial officer.

On August 23, 2007, Kwan Sin-yee purchased 36,500,000 shares of the common shares of Pacific Vegas Global Strategies, Inc. from Raymond Chou for a consideration of US$109,500. This purchase represents 36.5% of the Company’s total issued and outstanding shares on August 23, 2007. In addition to Ms. Kwan ownership of 5,700,000 common shares of the Company, Ms Kwan now owns 42.2% of the total shares of the Company issued and outstanding on August 23, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	November 14, 2007	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	November 14, 2007
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	November 14, 2007
Kwan Sin Yee