Form 10KSB
period 2007-12-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2008-03-21
CIK 1163612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Common Stock, with No Par Value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☒    NO  ☐

State issuer’s revenues for its most recent fiscal year: NIL.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: US$275,062.

NOTE: The aggregate market value was computed by multiplying the number of outstanding shares of the issuer’s common stock, excluding those shares of record held by officers, directors and greater than five percent stockholders, by US$0.006, the average bid and asked price of the issuer’s common stock as at January 31, 2008, such date being within 60 days prior to the date of filing.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at January 31, 2008.

Documents incorporated by reference:   NONE.

Transitional Small Business Disclosure Format:  YES  ☐    NO  ☒

PART   I

ITEM 1.     DESCRIPTION OF ORGANIZATION AND BUSINESS

1.1          INTRODUCTION

All statements other than statements of historical fact presented in this annual report regarding our financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements, where we or our management express an expectation or belief as to future results. Such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statements of such expectation or belief will result or be achieved or accomplished. Actual results of operations may differ materially.

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

On November 20, 2002, the Company entered into an agreement for a transaction of share exchange with CTGH for the Company to acquire CTGH through a plan of share exchange under the laws of Colorado. Pursuant to the share exchange agreement, and subject to its stockholders’ approval, the Company was to acquire 100% of the issued and outstanding equity shares of CTGH, in exchange for 60,000,000 new shares of common stock of the Company. This transaction was approved by the stockholders of the Company at the special meeting of stockholders held on December 12, 2002.

The closing of the transaction was scheduled to take place on December 22, 2002 subsequently. The 60,000,000 new shares of common stock were therefore issued on December 22, 2002 as scheduled. However, the transaction was delayed and eventually closed on January 8, 2003, upon which control of the Company passed to the stockholders of CTGH, and CTGH became a wholly owned subsidiary of the Company.

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

Revenue from operations of the sportsbook business was the only revenue source for the Company in the last five fiscal years. The Company recorded a total revenue of US$1.70 million for the fiscal year 2003, and a total revenue of US$0.03 million for the fiscal year 2004. No revenue was recorded for the fiscal years 2005 through 2007 since the operations of the sportsbook business were ceased and then discontinued.

The operations of the sportsbook business resulted in significant financial losses for the Company, particularly for the fiscal year 2004. The Company incurred a net loss of US$0.39 million for the fiscal year 2003, and a net loss of US$2.35 million for the fiscal year 2004.

Our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 presented a detailed analysis of the factors that caused the adverse results of our operations of the sportsbook business.

There was no business other than the aforementioned sportsbook business operated by the Company since 2003.

1.4          DISPOSITION OF CTGH

In light of the significant financial losses resulted from the sportsbook business and the factors that caused such adverse results of operations, effective as of December 6, 2004, the Board of Directors of the Company resolved to cease the operations of the sportsbook business, as an immediate remedial action to prevent further losses.

Having reviewed the financial position and re-evaluated the business structure of the Company, the Board of Directors further decided to terminate the sportsbook business and dispose of CTGH. On July 8, 2005, the Company entered into a Stock Purchase Agreement (the “Agreement”) with an independent third party (the “Buyer”), pursuant to which, and subject to its stockholders’ approval, the Company was to sell its entire 100% equity interest in CTGH through disposition of all equity shares of CTGH for a consideration of US$125,000 in cash together with a non-cash settlement that the Buyer was to assume and pay all liabilities of CTGH as shown in the consolidated balance sheet of CTGH as at June 30, 2005 and to cancel and release the Company from its liabilities due to CTGH in the amount of US$549,288 or such other amount not exceeding US$549,288 as may be amended at the closing of the transaction. This Agreement was approved by our stockholders at the special meeting of stockholders held on October 14, 2005, and the transaction was subsequently executed and closed on November 18, 2005.

Details of this transaction were disclosed in the Company’s earlier reports on Form 8-K, Form 10-QSB and definitive proxy statement on Schedule 14A filed with the SEC dated July 11, August 15, August 26, and November 18, 2005, respectively.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reported CTGH as a discontinued operation in 2005, and the audited financial results for the fiscal year 2004 had been restated and presented in the consolidated financial statements on the same basis accordingly.

1.5          CURRENT STATUS

The Company has been in an inactive or non-operating status since December 6, 2004, and currently remains as a shell company with its only activities of accruing non-operating expenses.

1.6          EMPLOYEES

Effective from March 2007, the Company had 1 full time employee, with no compensation, in the capacities as chief executive officer and chief financial officer. Prior to March 2007, the Company had 2 employees, both full time, with no compensation, in the capacities as chief executive officer and chief financial officer, respectively.

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

As at December 31, 2007, there were no patents, trademarks, licenses, franchises, concessions, and/or royalty agreements owned or possessed by the Company.

1.7.3       Reports and Availability of Information

The Company files its annual reports, quarterly reports, current reports, proxy statements, and other reports required to be filed with the SEC under the Securities Exchange Act of 1934, as amended.

The Company is not required to deliver an annual report to our stockholders. Our stockholders and the public may obtain any reports and other information materials that the Company filed with the SEC by visiting the SEC’s website at http://www.sec.gov or SEC’s Public Reference Room at 100 F Street, N.E, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330.

ITEM 2.  DESCRIPTION OF PROPERTY

2.1          OPERATING LEASE

Currently the Company maintains its principal office in Hong Kong, which has been provided by our principal stockholder, with no rental charges to the Company. However, the principal stockholder retains her right to discontinue this arrangement at her own discretion, and there can be no assurance that this arrangement by the principal stockholder will not be discontinued at any time.

2.2          INVESTMENT POLICIES

The Company does not invest in, and has not adopted any policy with respect to investments in, real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities. It is not the Company’s policy to acquire assets primarily for possible capital gain or primarily for income.

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings to which the Company is a party or to which any of its property is the subject are pending and, to our knowledge, no such proceedings are contemplated.

The Company is not presently a party to any litigation or administrative proceedings with respect to our compliance with federal, state and local provisions which have been enacted regarding the discharge of materials into the environment or otherwise relating to the protection of the environment and, to our knowledge, no such proceedings are contemplated.

There has been no material legal proceeding to which any of our officers, directors or stockholders of greater than five percent of our outstanding common shares is a party adverse to the Company or has a material interest adverse to the Company.

No material proceedings or legal actions are pending or contemplated nor judgments entered against any of our officers, directors or stockholders of greater than five percent of our outstanding common shares concerning any matter involving our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART   II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

5.1          OUTSTANDING SHARES AND STOCKHOLDERS

As at December 31, 2007, there were 99,963,615 shares of PVGS common stock with no par value issued and outstanding, and there were approximately 1,153 holders of record and beneficial holders of our common stock.

5.2          MARKET FOR OUR COMMON STOCK

Our common stock was traded publicly on the OTC Bulletin Board under the symbol “PVEG.OB” from January 8, 2003 until September 26, 2003, at which time it was moved from the OTC Bulletin Board to the Pink Sheets for failure to comply with certain reporting requirements (NASD Rule 6530). Our common stock has been since then traded on the Pink Sheets under the symbol “PVEG.PK”.

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

QUARTER ENDED	HIGH		LOW

March 31, 2007	US$	0.010	US$	0.005
June 30, 2007	US$	0.003	US$	0.003
September 30, 2007	US$	0.004	US$	0.004
December 31, 2007	US$	0.006	US$	0.006

March 31, 2006	US$	0.013	US$	0.013
June 30, 2006	US$	0.012	US$	0.012
September 30, 2006	US$	0.010	US$	0.008
December 31, 2006	US$	0.004	US$	0.004

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

There were no previously authorized equity compensation plans carried forward upon the Company’s reorganization in January 2003, and there have been no equity compensation plans adopted and no equity securities issued for any equity compensation plans since the Company’s reorganization in January 2003. As at December 31, 2007, there were no outstanding equity compensation plans, options or warrants to be exercised and no equity securities to be issued for such purposes.

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

6.1          CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates.  Our audited financial statements and the notes thereto contain more details of critical accounting policies and other disclosures required by generally accepted accounting principles.

6.2          RESULTS OF OPERATIONS

6.2.1       Revenue and Expenses

As described in Item 1 hereof, the Company has remained in an inactive or non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the fiscal years ended December 31, 2007 and 2006.

Total expenses for the fiscal year ended December 31, 2007 were US$50,280 against US$79,720 a year before. Expenses were for professional fees and miscellaneous administrative expenses in the two fiscal years.

6.2.2       Net Loss

Net Loss for the fiscal year ended December 31, 2007 was US$50,280 against a net loss of US$79,720 a year before.

6.2.3       Liquidity and Capital Resources

As at December 31, 2007, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash in-flow from the principal stockholder, which is unsecured and could be discontinued at any time.

6.3          OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B, as at the end of the fiscal year 2007 and any interim period in the current fiscal year.

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

The Company has been in an inactive or non-operating status since December 6, 2004, and currently remains as a shell company with its only activities of accruing minimal non-operating expenses. It is expected that the Company will remain in such status until a re-organization with a selected entity takes place.

As a part of our plan, we expect our next move to be a re-organization with a selected entity, for the Company to acquire sufficient capital funds and engage into a selected business. However, there can be no assurance as to when or whether the Company will be able to accomplish this plan.

6.5          ADDITIONAL CAUTIONARY STATEMENTS AND RISK FACTORS

6.5.1       Going Concern

The financial statements presented in this annual report have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, in light of the fact that as at December 31, 2007, the Company retained its total assets as minimal as US$10,875, and particularly, in this minimal amount of assets the Company retained no cash or cash equivalents to support its needs of cash payments for any current expenses which may be required for its continuation as a going concern.

The Company has maintained no revenue-generating or cash in-flow operations since December 6, 2004 and has relied on the private financing by cash in-flow from the principal stockholder of the Company. During the period, there was a change in principal stockholder, the new principal stockholder has undertaken to finance the Company in cash for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, it is uncertain as for how long or to what extent such a period of time would be “reasonable”, and there can be no assurance that the financing from the principal stockholder will not be discontinued.

Other than the private financing by cash in-flow from the principal stockholder, which is unsecured and could be discontinued at any time, the Company has currently preserved no sources of liquidity to support its continuation as a going concern.

These uncertainties may result in adverse effects on continuation of the Company as a going concern. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

6.5.2       Limited Market

The market for our stock is limited. Our common stock is currently traded on the Pink Sheets under the symbol “PVEG.PK”. On January 31, 2008, the last reported sale price of our common stock on the Pink Sheets was US$0.006 per share. However, we consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.

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

MAZARS

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors

Pacific Vegas Global Strategies, Inc.

(incorporated in Colorado with limited liability)

We have audited the accompanying balance sheets of Pacific Vegas Global Strategies, Inc. as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall a financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Pacific Vegas Global Strategies, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in note 2(b) to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficit that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in note 2(b).  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MAZARS

Certified Public Accountants

Hong Kong    12 March 2008

MAZARS CPA LIMITED	PRAXITY MEMBER
34th FLOOR, THE LEE GARDENS, 33 HYSAN AVENUE, CAUSEWAY BAY, HONG KONG	GLOBAL ALLIANCE OF
TEL: (852) 2909 5555 - FAX: (852) 2810 0032 - info@mazars.com.hk - www.mazars.com.hk	INDEPENDENT FIRMS

Pacific Vegas Global Strategies, Inc.

Statements of Operations

		Year ended December 31,
	Note	2007	2006
		US$	US$

Revenue		-	-

Expenses
General and administrative expenses		(50,280)	(79,720)

Loss before income tax		(50,280)	(79,720)

Income tax expense	3	-	-

Net loss		(50,280)	(79,720)

Loss per share of common stock:
Basic	4	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Vegas Global Strategies, Inc.

Balance Sheets

		As of December 31,
	Note	2007	2006
		US$	US$
Assets
Current assets
Deposits and prepayments		10,875	10,445

Total current assets		10,875	10,445

Total assets		10,875	10,445

Liabilities and stockholders’ equity
Current liabilities
Due to a stockholder	5	88,450	38,095
Accrued expenses		19,100	18,745

Total liabilities		107,550	56,840

Stockholders’ (deficit) equity
Common stock,
Authorized:
No par value, 500,000,000 shares of common stock as of December 31, 2007 and 2006
Issued and outstanding:
No par value, 99,963,615 shares of common stock as of December 31, 2007 and 2006		-	-
Additional paid-in capital		2,500,000	2,500,000
Accumulated losses		(2,596,675)	(2,546,395)

Total stockholders’ deficit		(96,675)	(46,395)

Total liabilities and stockholders’ deficit		10,875	10,445

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Vegas Global Strategies, Inc.

Statements of Cash Flows

	Year ended December 31,
	2007	2006
	US$	US$
Cash flows used in operating expenses
Net loss	(50,280)	(79,720)
Adjustment to reconcile net loss to net cash used in operating activities:
Other current asset	(430)	60,103
Due to a stockholder	50,355	38,095
Accrued expenses	355	(18,478)

Net cash used in operating activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-

Cash and cash equivalents, end of year	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Vegas Global Strategies, Inc.

Statements of Changes in Stockholders’ Equity

	Common stock
			Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	losses	Total
		US$	US$	US$	US$

As of January 1, 2006	99,963,615	-	2,500,000	(2,466,675)	33,325

Total comprehensive income:
Net loss for the year	-	-	-	(79,720)	(79,720)

As of December 31, 2006	99,963,615	-	2,500,000	(2,546,395)	(46,395)

Total comprehensive income:
Net loss for the year	-	-	-	(50,280)	(50,280)

As of December 31, 2007	99,963,615	-	2,500,000	(2,596,675)	(96,675)

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Vegas Global Strategies, Inc.

Notes to the Financial Statements

1.             ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (“PVGS”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990.

The Company has been in an inactive or non-operating status since December 6, 2004, and a shell company with its only activities of incurring general and administrative expenses.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Basis of accounting

The financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

(b)           Preparation of financial statements

The Company had a negative working capital and a stockholders’ deficit of US$96,675 and US$96,675 respectively as of December 31, 2007.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, as the Company had total liabilities in excess of its total assets and maintained no revenue-generating operations since December 6, 2004.  In light of the situation, the Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in procuring any of such efforts.

The principal stockholder, who is also the sole director of the Company, has undertaken to finance the Company for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such period of time the Company would be able to restructure its business and restart a revenue-generating operation and/or raise additional capital funds to support its continuation as a going concern.  However, the principal stockholder of the Company retains the right to discontinue such financing at her own discretion in case the Company is unable to accomplish so in such period of time.  It is uncertain as for how long or to what extent such period of time would be “reasonable” to the discretion of the principal stockholder, and there can be no assurance that the financing from the principal stockholder will not be discontinued at any time.

These uncertainties may result in adverse effects on continuation of the Company as a going concern.  The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Pacific Vegas Global Strategies, Inc.

Notes to the Financial Statements

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)           Income taxes

The Company accounts for income tax under the provisions of SFAS No. 109, which requires recognition of deferred tax assets or liabilities.  Deferred income taxes are provided using the liability method.  Under the liability method deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

(d)           Related parties

Parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial and operating decisions.

(e)           Foreign currency translation

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

(f)            Use of estimates

The preparation of the financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual amounts could differ from those estimates.

(g)           Fair value of financial statements

The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The estimated fair values of the Company’s financial instruments, which include cash and other payables approximate their carrying values in the consolidated financial statements because of the short-term maturity of those instruments.

(h)           Recently issued accounting standards

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements.

Pacific Vegas Global Strategies, Inc.

Notes to the Financial Statements

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)            New accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements.  However, the application of this statement may change the current practice for fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not expect the adoption of SFAS 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 will be effective for the Company on January 1, 2008.  The Company does not expect the adoption of SFAS 159 will have a material impact on its financial statements.

3.             INCOME TAXES

PVGS is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which the entity is domiciled.  Effective from January 1, 2007, the Company has adopted the FASB Staff Position on Interpretation 48, “Accounting for uncertainty in Income Taxes”.  However, there is no significant impact on the Company’s financial statements.

4.             LOSS PER SHARE

Basic loss per common share is calculated based on the weighted average number of common stock outstanding during each period.

The Company had no potential common stock instruments with a dilutive effect for any period presented and therefore based and diluted earnings per share are the same.

5.             DUE TO A STOCKHOLDER

The amount due is unsecured, interest-free, and repayable on demand.

6.             COMMITMENTS AND CONTINGENCIES

As of December 31, 2007, the Company had no material outstanding commitment and contingencies.

ITEM 8.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Following the reorganization of Moores Rowland Mazars (the “Former Auditors”) on June 1, 2007, in which certain of its partners have joined Mazars CPA Limited and the Former Auditors changed its name to Moores Rowland, the Former Auditors resigned as the independent auditors of the Company, effective June 29, 2007.  Moores Rowland had been the Company’s auditors since June 23, 2003.  The Company’s Board of Directors (the “Board”) approved the resignation of the Former Auditors on June 29, 2007.

The Former Auditors’ audit report on the Company’s consolidated financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the Former Auditors’ report on the Company’s financial statements for the fiscal year ended December 31, 2006 included an explanatory paragraph describing the uncertainty as to the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years and through the subsequent interim period on or prior to June 29, 2007, (a) there were no disagreements between the Company and the Former Auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditors, would have caused the Former Auditors to make reference to the subject matter of the disagreement in connection with its report; and (b) no reportable events as set forth in Item 304(a)(1)(iv)(A) through (E) of Regulation S-B have occurred.

As key members of the Former Auditors servicing the Company previously have been with Mazars CPA Limited, the Board appointed Mazars CPA Limited as the Company’s new independent auditors (the “New Auditors”), effective from June 29, 2007.

During the Company’s two most recent fiscal years and subsequent interim period on or prior to June 29, 2007, the Company had not consulted with the New Auditors regarding the application of accounting principles to a specified transaction, either completed or proposed, or any of the matters or events set forth in Item 304(a)(2) of Regulation S-B.

ITEM 8A.               CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), during the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

ITEM 8B.               OTHER INFORMATION

None

PART III

9.1          DIRECTORS AND EXECUTIVE OFFICERS

                Information of our directors and executive officers during the year and as of December 31, 2007 is set forth as follows:

Name	Age	Office (1)	Term Expires ((2)
Kwan Sin Yee	55	Director, Chief Executive Officer and Chief Financial Officer (3)

Raymond Chou	47	Director and Secretary, President and Chief Executive Officer (4)

Richard Wang	54	Executive Vice President and Chief Financial Officer (5)

(1)	The business address is 16/F, Winsome House, 73 Wyndham Street, Central, Hong Kong.

(2)	The term of office of each officer is at the discretion of the board of directors.

(3)	Appointed to serve as Director, Chief Executive Officer and Chief Financial Officer effective from August 23, 2007.

(4)

Resigned as Director and Secretary, President and Chief Executive Officer and Chief Financial Officer effective from August 23, 2007.

Appointed as Chief Financial Officer effective from March 15, 2007.

(5)	Resigned as Executive Vice President and Chief Financial Officer effective March 15, 2007.

Kwan Sin Yee, Director, Chief Executive Officer and Chief Financial Officer of the Company, was the second largest major shareholder prior to acquiring 36,500,000 shares from Raymond Chou. During the past five years, Ms. Kwan has not been involved in or associated with any business nor the management of any company.  Ms. Kwan does not have any family relationships with any other directors, executive officers, or persons nominated or chosen to become directors or executive officers of the Company.  Further, Ms. Kwan was not a party to any transaction with the Company during the last two years, nor is she a party to any proposed transaction with the Company, in which she had or is to have a direct or indirect material interest.  Ms. Kwan does not have any employment agreement with the Company.

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

Prior to the appointment of Ms Kwan Sin Yee in August 23, 2007, Mr. Raymond Chou and Mr. Richard Wang were the only two executive officers and the only two employees of the Company since January 1, 2005.

Other than the appointment of Ms Kwan Sin Yee as director, Chief Executive Officer and Chief Financial Officer in August 23, 2007, there was no other person nominated or chosen to any positions as directors or executive officers for the Company during the period covered by this report.

None of our existing directors and/or executive officers holds any positions as director or officer in any other reporting companies.

None of our existing directors and/or executive officers has been involved in any legal proceedings or such events as required to be disclosed under Item 4.01(d) of Regulation S-B.

There has been no material change to the procedures by which our stockholders may recommend nominees to our board of directors since our last disclosure in response to the requirements of Item 7(d)(2)(ii)(G) of Schedule 14A and Item 4.01(g) of Regulation S-B.

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

9.4          CODE OF ETHICS

The Company has adopted a code of ethics that applies to all of our employees, including our chief executive officer and chief financial officer, and has filed a copy of such code of ethics with the SEC as Exhibit 14.1 to our annual reports on Form 10-KSB for the fiscal years ended December 31, 2003 and 2004, respectively, pursuant to Item 4.06 of Regulation S-B. However, since the Company is no longer engaged in or related to the business of sportsbook, certain sections thereof specifically related to the business of sportsbook are to be amended accordingly.

ITEM 10.               EXECUTIVE COMPENSATION

10.1        SUMMARY COMPENSATION TABLE

Effective as of January 1, 2005, based upon a mutual agreement between the Company and our chief executive officer and chief financial officer, there has been no compensation or remuneration from the Company, whether in cash or in kind, awarded to, earned by and/or paid to our chief executive officer and chief financial officer for their services rendered in all capacities to the Company.

The following table, and its accompanying explanatory footnotes, presents the information of annual and long-term compensation, including all plan and non-plan compensation, whether in cash or non-cash, awarded to, earned by and/or paid to our chief executive officer and chief financial officer for their services rendered in all capacities to the Company and its subsidiaries for the last two fiscal years ended December 31, 2007 and 2006. Other than the compensation listed below, there has been no compensation from the Company, whether in cash or non-cash, by plan or non-plan, awarded to, earned by and/or paid to any of our executive officers.

Name and Principal Position	Fiscal Year	Basic Salary	Bonus	Options Granted	Other Compensation (1)
		US$	US$	US$	US$
Kwan Sin Yee	2007	—	—	—	—

(Chief Executive Officer & Chief Financial Officer)

Raymond Chou	2007	—	—	—	—

(Chief Executive Officer)	2006	—	—	—	—

Richard Wang	2007	—	—	—	—

(Chief Financial Officer)	2006	—	—	—	—

(1)	Kwan Sin Yee was appointed in August 23, 2007 and there was no compensation paid to her in 2007.
Raymond Chou resigned as of August 23, 2007 and there was no compensation paid to him in 2007 and 2006.
Richard Wang resigned as of March 15, 2007 and there was no compensation paid to him 2007 and 2006.

10.2        SUMMARY OF OPTION GRANTS

There has been no grant of any stock options made to any executive officers or any employees of the Company or its subsidiaries in the last four fiscal years since the Company’s reorganization with CTGH in January 2003.

ITEM 11.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock owned beneficially as at December 31, 2007 by each person known by us to have owned beneficially more than five percent of such shares then outstanding, by each of our directors and officers and by all of our directors and officers as a group. This information gives effect to securities deemed outstanding pursuant to Rule 13d 3(d)(l) under the Securities Exchange Act of 1934, as amended. As to the knowledge of our management, no person owns beneficially more than five percent of the Company’s outstanding shares of common stock as at December 31, 2007 except as set forth below.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class Beneficially Owned
	6,220,000	6.22%

Raymond Chou (1)	Common Stock	Common Stock

	42,200,000	42.21%

Kwan Sin Yee (2)	Common Stock	Common Stock

	48,420,000	48.43%

	Common Stock	Common Stock

(1)           The business address is 16/F, Winsome House, 73 Wyndham Street, Central, Hong Kong.

(2)           The business address is 7/F, Flat B, 110 Soy Street, Kowloon, Hong Kong.

                On August 23, 2007, pursuant to a Stock Purchase Agreement dated August 23, 2007 between Raymond Chou (“Chou”) and Kwan, Sin Yee (“Kwan”), Kwan purchased 36,500,000 shares of the common stock of the Company from Chou for a purchase price of US$109,500.

                The 36,500,000 shares represented 36.5% of the total shares of the Company issued and outstanding on August 23, 2007.  In addition to her existing ownership of 5,700,000 shares of the Company’s common stock, Ms. Kwan now owns 42,200,000 shares, or 42.2% of the total shares of the Company issued and outstanding on August 23, 2007.

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no related party transactions other than the private financing by loans from our principal stockholder, who is also the sole director of the Company, during the last two fiscal years ended December 31, 2007 and 2006. All private loans from the principal stockholder to the Company were unsecured, interest free and not subject to fixed term of repayment.

Further details of related party transactions and balances for the fiscal years 2007 and 2006 are set forth in Note 3(f) to the consolidated financial statements presented under Item 6 hereof.

ITEM 13.               EXHIBITS

(a) The following exhibits are filed herewith:

Exhibit 31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Exhibit 32.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

 (b) Reports on Form 8-K

The Company has filed a Form 8-K on March 16, 2007 reporting the resignation of Richard Wang as Executive Vice President and Chief Financial Officer and the appointment of Raymond Chou as Chief Financial Officer.

The Company has filed a Form 8-K on July 16, 2007 reporting the resignation of Moores Rowland Mazars and the appointment of Mazars CPA Limited as auditor of the Company.

The Company has filed a Form 8-K on August 24, 2007 reporting the resignation of Raymond Chou and the appointment of Kwan Sin Yee as the Company’s sole director and Chairwoman, Chief Executive Officer and Chief Financial Officer.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)      Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were US$29,986 for fiscal 2007 and US$26,000 for fiscal 2006.

(2)      Audit Related Fees. The aggregate fees billed in each of the last two fiscal years for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item (1) above were nil for both fiscal 2007 and 2006.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	March 21, 2008	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	March 21, 2008
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	March 21, 2008
Kwan Sin Yee