Form 10-Q
period 2008-03-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2008-05-15
CIK 1163612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission file number 0-49701

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

(Exact name of registrant as specified in its charter)

COLORADO	84-1159783
(State or Other Jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

16/F, Winsome House
73 Wyndham Street, Central, Hong Kong

(Address of principal executive offices)

(011) (852) 3154-9370

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒        NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☒     NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at May 14, 2008.

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

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Pacific Vegas Global Strategies, Inc.

Condensed Statements of Operations

		Three months ended March 31,
	Note	2008	2007
		(Unaudited)	(Unaudited)
		US$	US$

Revenue		—	—

Expenses
General and administrative expenses		(14,076)	(11,195)

Loss before income taxes		(14,076)	(11,195)

Income tax expense	4	—	—

Net loss and comprehensive loss		(14,076)	(11,195)

Loss per share:
Basic	5	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Condensed Balance Sheets

		As of	As of
		March 31,	December 31,
	Note	2008	2007
		(Unaudited)	(Audited)
		US$	US$
ASSETS

Current assets
Deposits and prepayments		818	10,875

Total current assets		818	10,875

Total assets		818	10,875

LIABILITIES AND STOCKHOLDERS’ EQUITY

Due to a stockholder	6	88,819	88,450
Accrued expenses		22,750	19,100

Total current liabilities		111,569	107,550

Commitments and contingencies	7

Stockholders’ deficit
Common stock,
Authorized:
No par value, 500,000,000 shares of common stock as of March 31, 2008 and December 31, 2007

Issued and outstanding:		—	—
No par value, 99,963,615 shares of common stock as of March 31, 2008 and December 31, 2007
Additional paid-in capital		2,500,000	2,500,000
Accumulated losses		(2,610,751)	(2,596,675)

Total stockholders’ deficit		(110,751)	(96,675)

Total liabilities and stockholders’ deficit		818	10,875

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Condensed Statements of Cash Flows

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities
Net loss	(14,076)	(11,195)
Adjustment to reconcile net loss to net cash used in operating activities:
Deposits and prepayments	10,057	7,500
Due to a stockholder	369	13,090
Accrued expenses	3,650	(9,395)

Net cash from operating activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	—	—

The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements

1.               ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (the “Company”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990.

The Company has been in an inactive or non-operating status since December 6, 2004 and remained as a company with its only activity that of incurring non-operating expenses.

2.               PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007, have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2008 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) have been condensed or omitted.  These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Form 10-KSB for the year ended December 31, 2007. The results of operations for the three-month periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results to be expected for the full year.

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

The Company has maintained no revenue-generating or cash in-flow operations since December 6, 2004 and has relied on cash injections from the principal stockholder of the Company, who has undertaken to finance the Company for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, the principal stockholder retains her right to discontinue such financing at her own discretion. It is uncertain as for how long or to what extent such a period of time would be “reasonable” to the discretion of the principal stockholder, and there can be no assurance that the financing from the principal stockholder will not be discontinued at any time.

Other than the private financing by cash in-flow from the stockholder, which is unsecured and could be discontinued at any time, the Company has currently preserved no sources of liquidity to support its continuation as a going concern.

These uncertainties may result in adverse effects on continuation of the Company as a going concern. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

3.               ADOPTION OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159. “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our financial statements.

4.               INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled. The Company did not make any tax provision in view of the losses incurred.

5.               LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common stock outstanding during each period.

The Company had no potential common stock instruments with a dilutive effect for any period presented and therefore basic and diluted earnings per share are the same.

6.               DUE TO A STOCKHOLDER

The amount due is unsecured, interest-free and repayment on demand. The fair value of advances from stockholder, which are interest-free, cannot be estimated reliably due to the relationship between the stockholder and the Company.

7.               COMMITMENTS AND CONTINGENCIES

As of March 31, 2008 and December 31, 2007, the Company had no material outstanding commitment and contingencies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

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

1                 Revenue and Expenses

The Company has remained in an inactive and non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the quarterly period ended March 31, 2008.

Total expenses for the period ended March 31, 2008 were US$14,076 against US$11,195 for the same period last year. Expenses represent professional fees and miscellaneous administrative expenses in the two periods.

2                 Net Loss

Net Loss for the quarter ended March 31, 2008 was US$14,076 against a net loss of US$11,195 a year before.

3                 Cashflows,  Liquidity and Capital Resources

As at March 31, 2008 and December 31, 2007, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash inflow from the principal stockholder, which is unsecured and could be discontinued at any time.

4                 Plan of Operation

The Company has been in non-operating status and remains as a shell company since December 6, 2004. The Company has planned for a reorganization to acquire sufficient capital funds and engage into a selected business. However, there can be no assurance as to when or whether the Company will be able to accomplish this plan.

5.              Going Concern

The Company has relied on the private financing by cash inflow from the principal stockholder of the Company, who has undertaken to finance the Company in cash for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, it is uncertain as for how long or to what extent such a period of time would be “reasonable”, and there can be no assurance that the financing from the principal stockholder will not be discontinued.

These uncertainties may result in adverse effects on continuation of the Company as a going concern. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to currencies fluctuation or exchange risk as it has been in an inactive or non-operating status since December 6, 2004. The Company has remained as a shell Company with its only activity that of incurring non-operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)                Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-l5(e) and Rule 15d-15(e) under the Exchange Act, the management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at the end of the quarterly period, and based upon that evaluation, management concluded that our disclosure controls and procedures were effective, as of the end of March 31, 2008.

(b)           Changes in Internal Controls

Pursuant to Rule 13a-l5(d) and Rule 15d-15(d) under the Exchange Act, the management has evaluated the Company’s internal control over financial reporting as of the end of March 31, 2008 and concluded that there was no change that materially affect the internal control over financial reporting cover by this report.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	May 15, 2008	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	May 15, 2008
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	May 15, 2008
Kwan Sin Yee