Form 10KSB/A
period 2007-12-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2008-08-13
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES  ☒        NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. YES    ☐      NO    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☒       NO  ☐

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

ITEM 7.         FINANCIAL STATEMENTS

Report of Independent Registered Accounting Firm

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

MAZARS CPA LIMITED

Certified Public Accountants

Hong Kong

March 12, 2008

Pacific Vegas Global Strategies, Inc.

Statements of Operations

		Year ended December 31,
	Note	2007	2006
		US$	US$
Revenue		—	—

Expenses
General and administrative expenses		(50,280)	(79,720)

Loss before income tax		(50,280)	(79,720)

Income tax expense	3	—	—

Net loss		(50,280)	(79,720)

Loss per share of common stock:
Basic	4	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615

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

Stockholders’ (deficit) equity
Common stock,
Authorized:
No par value, 500,000,000 shares of common stock as of December 31, 2007 and 2006
Issued and outstanding:
No par value, 99,963,615 shares of common stock as of December 31, 2007 and 2006		—	—
Additional paid-in capital		2,500,000	2,500,000
Accumulated losses		(2,596,675)	(2,546,395)

Total stockholders’ deficit		(96,675)	(46,395)

Total liabilities and stockholders’ deficit		10,875	10,445

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Vegas Global Strategies, Inc.

Statements of Cash Flows

	Year ended December 31,
	2007	2006
	US$	US$
Cash flows used in operating activities
Net loss	(50,280)	(79,720)
Adjustment to reconcile net loss to net cash used in operating activities:
Other current asset	(430)	60,103
Due to a stockholder	50,355	38,095
Accrued expenses	355	(18,478)

Net cash used in operating activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of year	—	—

Cash and cash equivalents, end of year	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Vegas Global Strategies, Inc.

Statement of Changes in Stockholders’ Equity

	Common stock		Additional
	Number of shares	Amount	paid-in capital	Accumulated losses	Total
		US$	US$	US$	US$
As of January 1, 2006	99,963,615	—	2,500,000	(2,466,675)	33,325

Total comprehensive income:
Net loss for the year	—	—	—	(79,720)	(79,720)

As of December 31, 2006	99,963,615	—	2,500,000	(2,546,395)	(46,395)

Total comprehensive income:
Net loss for the year	—	—	—	(50,280)	(50,280)

As of December 31, 2007	99,963,615	—	2,500,000	(2,596,675)	(96,675)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

NOTES TO FINANCIAL STATEMENTS

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

These uncertainties may result in adverse effects on continuation of the Company as a going concern. The accompanying financial statements do not reflect any adjustments

2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

that might result from the outcome of these uncertainties.

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

(f)                    Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual amounts could differ from those estimates.

(g)                 Fair value of financial statements

The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The estimated fair values of the Company’s financial instruments, which include cash and other payables, approximate their carrying values in the consolidated financial statements because of the short-term maturity of those instruments.

(h)                 Recently issued accounting standards

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)                  New accounting pronouncements

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

5.                      DUE TO A STOCKHOLDER

The amount due is unsecured, interest-free, and repayable on demand. During the year, the former stockholder has assigned the whole amount due to him to the existing stockholder and all the terms remained unchanged.

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

ITEM 8A(T). CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based upon that evaluation, our management has concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

(b)  Management’s annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.  Our management evaluated the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness of our internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

 (c) Attestation report of the registered public accounting firm.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(d) Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Richard Wang resigned as of March 15, 2007 and there was no compensation paid to him in 2007 and 2006.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	August 13, 2008	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	August 13, 2008
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	August 13, 2008
Kwan Sin Yee