Form 10-Q
period 2008-06-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2008-08-14
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at August 14, 2008.

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

PART   I     FINANCIAL INFORMATION

All statements other than statements of historical fact presented in this quarterly report regarding our financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements, where we or our management express an expectation or belief as to the future results. Such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statements of such expectation or belief will result or be achieved or accomplished. Actual results of operations may differ materially.

PART I:                FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

Pacific Vegas Global Strategies, Inc.

Condensed Statements of Operations

		Six months ended June 30,
	Note	2008	2007
		(Unaudited)	(Unaudited)
		US$	US$

Revenue		—	—

Expenses
General and administrative expenses		(21,832)	(15,873)

Loss before income taxes		(21,832)	(15,873)

Income tax expense	4	—	—

Net loss		(21,832)	(15,873)

Loss per share:
Basic	5	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Condensed Balance Sheets

		As of	As of
	Note	2008	2007
		(Unaudited)	(Unaudited)
		US$	US$
ASSETS

Current assets
Deposits and prepayments		17,500	20,000

Total current assets		17,500	20,000

Total assets		17,500	20,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Due to a stockholder	6	129,502	68,928
Accrued expenses		6,505	13,340

Total current liabilities		136,007	82,268

Commitments and contingencies	7
Stockholders’ deficit
Common stock,
Authorized:
No par value, 500,000,000 shares of common stock as of June 30, 2008 and December 31, 2007
Issued and outstanding:		—	—
No par value, 99,963,615 shares of common stock as of June 30, 2008 and December 31, 2007
Additional paid-in capital		2,500,000	2,500,000
Accumulated losses		(2,618,507)	(2,562,268)

Total stockholders’ deficit		(118,507)	(62,268)

Total liabilities and stockholders’ deficit		17,500	20,000

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Condensed Statements of Cash Flows

	Six months ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities
Net loss	(21,832)	(15,873)
Adjustment to reconcile net loss to net cash used in operating activities:

Deposits and prepayments	(6,625)	(9,555)
Due to a shareholder	41,052	30,833
Accrued expenses	(12,595)	(5,405)

Net cash from operating activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	—	—

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

2.                      PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements as of June 30, 2008 and for the six-month periods ended June 30, 2008 and 2007, have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2008 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Form 10-KSB for the year ended December 31, 2007. The results of operations for the six-month periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results to be expected for the full year.

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

The Company has maintained no revenue-generating or cash in-flow operations since December 6, 2004 and has relied on cash injections from the principal shareholder of the Company, who has undertaken to finance the Company for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, the principal shareholder retains his right to discontinue such financing at her own discretion. It is uncertain as for how long or to what extent such a period of time would be “reasonable” to the discretion of the principal shareholder, and there can be no assurance that the financing from the principal shareholder will not be discontinued at any time.

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

3.                      ADOPTION OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 does not have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159. “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The adoption of SFAS 159 does not have a material impact on its financial statements.

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

7.                      COMMITMENTS AND CONTINGENCIES

As of June 30, 2008 and December 31, 2007, the Company had no material outstanding commitment and contingencies.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our presentation in this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s current projections or expectations with regard to the future operations of business. Such projections or expectations are expressed in good faith and believed to have a reasonable basis, but there can be no assurance that such projections or expectations will prove to be correct or accurate, and as a result of certain risks and uncertainties, actual results of operations may differ materially.

1                        Revenue and Expenses

The Company has remained in an inactive and non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the quarterly period ended June 30, 2008.

Total expenses for the period ended June 30, 2008 were US$21,832 against US$15,873 for the same period last year. Expenses represent professional fees and miscellaneous administrative expenses in the two periods.

2                        Net Income/Loss

Net loss for the quarter ended June 30, 2008 was US$21,832 against a net loss of US$15,873 a year before.

3                        Cashflows,  Liquidity and Capital Resources

As at June 30, 2008 and December 31, 2007, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash inflow from the principal shareholder, which is unsecured and could be discontinued at any time.

4                        Plan of Operation

The Company has been in non-operating status and remains as a shell company since December 6, 2004. The Company has planned for a reorganization to acquire sufficient capital funds and engage into a selected business. However, there can be no assurance as to when or whether the Company will be able to accomplish this plan.

5.                   Going Concern

The Company has relied on the private financing by cash inflow from the principal shareholder of the Company, who has undertaken to finance the Company in cash for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, it is uncertain as for how long or to what extent such a period of time would be “reasonable”, and there can be no assurance that the financing from the principal shareholder will not be discontinued.

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

ITEM 4T.          CONTROLS AND PROCEDURES

(a)                                              Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-l5(e) and Rule 15d-15(e) under the Exchange Act, the management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at the end of the quarterly period, and based upon that evaluation, management concluded that our disclosure controls and procedures were effective, as of the end of June 30, 2008.

(b)                                                 Changes in Internal Controls

Pursuant to Rule 13a-l5(d) and Rule 15d-15(d) under the Exchange Act, the management has evaluated the Company’s internal control over financial reporting as at the end of June 30, 2008 and concluded that there was no change that materially affect the internal control over financial reporting covered by this report.

PART   II             OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

None

ITEM 1A.         RISK FACTORS

Not applicable.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	August 14, 2008	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	August 14, 2008
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	August 14, 2008
Kwan Sin Yee