Form 10KSB/A
period 2007-12-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2008-09-04
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A2

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

Based upon that evaluation, our management has concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	September 4, 2008	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	September 4, 2008
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	September 4, 2008
Kwan Sin Yee