Form 10-Q
period 2008-09-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2008-11-14
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
YES  ☒       NO  ☐

Indicate, the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at November 12, 2008

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

PART I:             FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Condensed Statements of Operations

		Three months ended September 30,		Nine months ended September 30,		Period from reentering development stage on January 1, 2006 to September 30,
	Note	2008	2007	2008	2007	2008
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		US$	US$	US$	US$	US$

Revenue		—	—	—	—	—

Expenses
General and administrative expenses		(18,224)	(6,394)	(40,055)	(22,267)	(170,055)

Loss before income taxes		(18,224)	(6,394)	(40,055)	(22,267)	(170,055)

Income tax expense	4	—	—	—	—	—

Net loss and total comprehensive loss		(18,224)	(6,394)	(40,055)	(22,267)	(170,055)

Loss per share:
Basic	5	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615	99,963,615	99,963,615	99,963,615

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Condensed Balance Sheets

		As of	As of
		September 30,	December 31,
	Note	2008	2007
		(Unaudited)	(Audited)
		US$	US$
ASSETS

Current assets
Deposits and prepayments		8,250	10,875

Total current assets		8,250	10,875

Total assets		8,250	10,875

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Due to a stockholder	6	135,625	88,450
Accrued expenses		9,355	19,100

Total current liabilities		144,980	107,550

Commitments and contingencies	7
Stockholders’ deficit

Common stock,
Authorized:

No par value, 500,000,000 shares of common stock as of September 30, 2008 and December 31, 2007
Issued and outstanding:		—	—

No par value, 99,963,615 shares of common stock as of September 30, 2008 and December 31, 2007
Additional paid-in capital		2,500,000	2,500,000
Accumulated deficit before re-entering development stage		(2,466,675)	(2,466,675)
Accumulated deficit during development stage		(170,055)	(130,000)

Total stockholders’ deficit		(136,730)	(96,675)

Total liabilities and stockholders’ deficit		8,250	10,875

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

	Nine months ended September 30,		Period from reentering development stage on January 1, 2006 to September 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Cash flows generated from operating activities
Net loss	(40,055)	(22,267)	(170,055)
Adjustment to reconcile net loss to net cash generated from operating activities:

Deposits and prepayments	2,625	(9,555)	62,298
Due to a stockholder	47,175	42,599	135,625
Accrued expenses	(9,745)	(10,777)	(27,868)

Net cash generated from operating activities	—	—	—

Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	—	—	—

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

1.               ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (the “Company”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990.

After the full discontinuance of the then business in 2005 and becoming a shell company, the Company has reentered the development stage since January 1, 2006 and has been reporting as a Development Stage Entity under FASB Statement No.7 – Accounting and Reporting by Development Stage Enterprises.

The Company has been in an inactive or non-operating status and remained as a shell company with its only activity of incurring non-operating expenses.

2.               PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements as of September 30, 2008 and for the nine-month periods ended September 30, 2008 and 2007, have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2008 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Form 10-KSB for the year ended December 31, 2007. The results of operations for the nine-month periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results to be expected for the full year.

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

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

The accompanying condensed financial statements have been prepared in conformity with USGAAP, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, as it has no substantive operations and no cash or cash equivalents for any current expenses which may be required for its continuation as a going concern.  The Company has maintained no revenue-generating or cash in-flow operations since December 6, 2004 and has relied on cash injections from the principal stockholder of the Company, who has undertaken to finance the Company for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, the principal stockholder retains her right to discontinue such financing at her own discretion. It is uncertain as for how long or to what extent such a period of time would be “reasonable” to the discretion of the principal stockholder, and there can be no assurance that the financing from the principal stockholder will not be discontinued at any time.

Upon the expiry of an International Gaming License granted by the government of the Commonwealth of Dominica on December 6, 2004, the Board of Directors of the Company resolved to cease the then business due to significant losses incurred. After the full discontinuance of such business in 2005 and becoming a shell company, the Company has reentered the development stage since January 1, 2006 and has been reporting as a Development Stage Entity under FASB Statement No.7 – Accounting and Reporting by Development Stage Enterprises.

The Company is in an inactive or non-operating status and remained as a shell company with its only activity of incurring non-operating expenses.

3.               RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159. “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 has been effective for the Company on January 1, 2008. The adoption of this Statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which broadens the guidance of SFAS No. 141, extending its applicability to all transactions

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

3.               RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulated that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into, on or after January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and required fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective on January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133, regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective on January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162. The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of the adoption of SFAS 162 on the Company’s financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

3.               RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (“SFAS 163”) to require that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement 60 applies to financial guarantee insurance contracts. The adoption of this Statement is not expected to have a material impact on the Company’s financial statements.

In September 2008, the FASB issued FASB staff position No. 133-1 (FSP 133-1) and FIN 45-4, Disclosures about credit derivatives and Certain Guarantees – An amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161. FSP 13-1 and FIN 45-4 expand the disclosure requirement of credit derivatives and guarantees and are effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of these statements is not expected to have a material effect on the Company’s financial statements.

In October 2008, the FASB issued a FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Assets Is Not Active (FSP 157-3), clarifies the application of SFAS 157 in a market that is not active. Besides, The FASB also issued a FASB Staff Position No. FAS 157-2, Effective Date of FAS 13 Statement No. 157, amending SFAS 157 for non financial assets and non financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis lat least annually, until fiscal years beginning after November 15, 2008, and interim period within these fiscal years. The adoption of these statements is not expected to have a material effect on the Company’s financial statements.

4.               INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled. The Company did not make any tax provision in view of the losses incurred.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

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

7.               COMMITMENTS AND CONTINGENCIES

As of September 30, 2008 and December 31, 2007, the Company had no material outstanding commitments and contingencies.

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our presentation in this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s current projections or expectations with regard to the future operations of business. Such projections or expectations are expressed in good faith and believed to have a reasonable basis, but there can be no assurance that such projections or expectations will prove to be correct or accurate, and as a result of certain risks and uncertainties, actual results of operations may differ materially.

1          Revenue and Expenses

The Company has remained in an inactive and non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the three-months and nine-months period ended September 30, 2008.

Total expenses for the three months and nine-months period ended September 30, 2008 were US$18,224 and US$40,055 against US$6,394 and US$22,267 for the same period last year. Expenses represent professional fees and miscellaneous administrative expenses in the two periods.

2          Net Loss

Net loss for the three-months and nine-months period ended September 30, 2008 were US$18,224 and US$40,055 against a net loss of US$6,394 and US$22,267 a year before. The increases represent certain non-recurring expenses incurred during the periods.

3          Cashflows,  Liquidity and Capital Resources

As at September 30, 2008 and December 31, 2007, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash inflow from the principal stockholder, which is unsecured and could be discontinued at any time.

4          Plan of Operation

The Company has been in non-operating status and remains as a shell company since December 6, 2004. The Company has planned for a reorganization to acquire sufficient capital funds and engages into a selected business. However, there can be no assurance as to when or whether the Company will be able to accomplish this plan.

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

ITEM 4T.                     CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-l5(e) and Rule 15d-15(e) under the Exchange Act, the management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at the end of the quarterly period, and based upon that evaluation, management concluded that our disclosure controls and procedures were effective, as of the end of September 30, 2008.

(b)                                 Changes in Internal Controls

Pursuant to Rule 13a-l5(d) and Rule 15d-15(d) under the Exchange Act, the management has evaluated the Company’s internal control over financial reporting as of the end of September 30, 2008 and concluded that there was no change that materially affect the internal control over financial reporting cover by this report.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not applicable

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	November 14, 2008	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	November 14, 2008
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	November 14, 2008
Kwan Sin Yee