Form 10-K
period 2008-12-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2009-03-25
CIK 1163612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 0-49701

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

(Exact name of registrant as specified in its charter)

COLORADO	84-1159783
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

16/F, Winsome House
73 Wyndham Street, Central, Hong Kong

(Address of principal executive offices)

(852) 3154-9370

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, with No Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐      NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES ☐        NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒        NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES  ☒      NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☒       NO  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: US$154,631..

NOTE: The aggregate market value was computed by multiplying the number of outstanding shares of the registrant’s common stock, excluding those shares of record held by officers, directors and greater than five percent stockholders.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at March 25, 2009.

Documents incorporated by reference:   NONE.

PART I

ITEM 1.                             BUSINESS

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

Revenue from operations of sportsbook business was the only revenue source for the Company in the last five fiscal years. The Company recorded a total revenue of US$1.70 million for the fiscal year 2003, and a total revenue of US$0.03 million for the fiscal year 2004. No revenue was recorded for the fiscal years 2005 through 2008 since the operations of sportsbook business were ceased and then discontinued.

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

1.6                               EMPLOYEES

Effective from March 2007 and until December 31, 2008, the Company had 1 full time employee, with no compensation, in the capacities as chief executive officer and chief financial officer.

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

As at December 31, 2008, there were no patents, trademarks, licenses, franchises, concessions, and/or royalty agreements owned or possessed by the Company.

1.7.3                     Reports and Availability of Information

The Company files its annual reports, quarterly reports, current reports, proxy statements, and other reports required to be filed with the SEC under the Exchange Act.

The Company is not required to deliver an annual report to our stockholders. Our stockholders and the public may obtain any reports and other information materials that the Company filed with the SEC by visiting the SEC’s website at http://www.sec.gov or SEC’s Public Reference Room at 100 F Street, N.E, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330.

ITEM 1A.                    RISK FACTORS

Not applicable.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                             PROPERTIES

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

5.1                               OUTSTANDING SHARES AND STOCKHOLDERS

As at December 31, 2008, there were 99,963,615 shares of PVGS common stock with no par value issued and outstanding, and there were approximately 1,150 holders of record and beneficial holders of PVGS common stock.

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

QUARTER ENDED	HIGH		LOW

March 31, 2008	US$	0.005	US$	0.005
June 30, 2008	US$	0.003	US$	0.003

September 30, 2008	US$	0.003	US$	0.003
December 31, 2008	US$	0.0011	US$	0.0011

March 31, 2007	US$	0.010	US$	0.005
June 30, 2007	US$	0.003	US$	0.003
September 30, 2007	US$	0.004	US$	0.004
December 31, 2007	US$	0.006	US$	0.006

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

There were no previously authorized equity compensation plans carried forward upon the Company’s reorganization in January 2003, and there have been no equity compensation plans adopted and no equity securities issued for any equity compensation plans since the Company’s reorganization in January 2003. As at December 31, 2008, there were no outstanding equity compensation plans, options or warrants to be exercised and no equity securities to be issued for such purposes.

ITEM 6.                             SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our presentation in this Management’s Discussion and Analysis of Financial Condition and Results of Operation contains a number of forward-looking statements within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s current projections or expectations with regard to the future operations of business. Such projections or expectations are expressed in good faith and believed to have a reasonable basis, but there can be no assurance that such projections or expectations will prove to be correct or accurate, and as a result of certain risks and uncertainties, actual results of operations may differ materially.

7.1                               CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

7.2                               RESULTS OF OPERATIONS

7.2.1                     Revenue and Expenses

As described in Item 1 hereof, the Company has remained in an inactive or non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the fiscal years ended December 31, 2008 and 2007.

Total expenses for the fiscal year ended December 31, 2008 were US$60,591 against US$50,280 a year before. Expenses were for professional fees and miscellaneous administrative expenses in the two fiscal years.

7.2.2                     Net Loss

Net Loss for the fiscal year ended December 31, 2008 was US$60,591 against a net loss of US$50,280 a year before.

7.2.3                     Liquidity and Capital Resources

As at December 31, 2008, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash in-flow from the principal stockholder, which is unsecured and could be discontinued at any time.

7.3                               OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-K, as at the end of the fiscal year 2008 and any interim period in the current fiscal year.

7.4                               PLAN OF OPERATION

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

7.5                               ADDITIONAL CAUTIONARY STATEMENTS AND RISK FACTORS

7.5.1                     Going Concern

The financial statements presented in this annual report have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, in light of that as at December 31, 2008, the Company retained its total assets as minimal as US$2,375, and particularly, in this minimal amount of assets the Company retained no cash or cash equivalents to support its needs of cash payments for any current expenses which may be required for its continuation as a going concern.

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

7.5.2                     Limited Market

The market for our stock is limited. Our common stock is currently traded on the Pink Sheets under the symbol “PVEG.PK”. On March 9, 2009, the last reported sale price of our common stock on the Pink Sheets was US$0.0011 per share. However, we consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.

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

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents

Report of Independent Registered Public Accounting Firm

Financial Statements:

Statements of Operations

Balance Sheets

Statements of Cash Flows

Statement of Changes in Stockholders’ Equity

Notes to Financial Statements

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

(incorporated in Colorado with limited liability)

We have audited the accompanying balance sheets of Pacific Vegas Global Strategies, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2008 and for the cumulative period from re-entering development stage on January 1, 2006 to December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Vegas Global Strategies, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2008 and for the cumulative period from re-entering development stage on January 1, 2006 to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MAZARS CPA LIMITED

Certified Public Accountants

Hong Kong

March 24, 2009

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Statements of Operations

		Year ended December 31,		Period from re-entering development stage on 1 January 2006 to 31 December
	Note	2008	2007	2008
		US$	US$	US$

Revenue		-	-	-

Expenses
General and administrative expenses		(60,591)	(50,280)	(190,591)

Loss before income tax		(60,591)	(50,280)	(190,591)

Income tax expense	3	-	-	-

Net loss		(60,591)	(50,280)	(190,591)

Loss per share of common stock:
Basic	4	(0.00)	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615	99,963,615

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Balance Sheets

		As of December 31,
	Note	2008	2007
		US$	US$
Assets
Current assets
Deposits and prepayments		2,375	10,875

Total current assets		2,375	10,875

Total assets		2,375	10,875

Liabilities and stockholders’ deficit
Current liabilities
Due to a stockholder	5	143,341	88,450
Accrued expenses		16,300	19,100

Total liabilities		159,641	107,550

Stockholders’ deficit
Common stock,
Authorized:
No par value, 500,000,000 shares of common stock as of December 31, 2008 and 2007
Issued and outstanding:
No par value, 99,963,615 shares of common stock as of December 31, 2008 and 2007		-	-
Additional paid-in capital		2,500,000	2,500,000
Accumulated losses before re-entering development stage		(2,466,675)	(2,466,675)
Accumulated losses during development stage		(190,591)	(130,000)

Total stockholders’ deficit		(157,266)	(96,675)

Total liabilities and stockholders’ deficit		2,375	10,875

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Statements of Cash Flows

	Year ended December 31,		Period from re-entering development stage on 1 January 2006 to 31 December
	2008	2007	2008
	US$	US$	US$
Cash flows used in operating activities
Net loss	(60,591)	(50,280)	(190,591)
Adjustment to reconcile net loss to net cash used in operating activities:
Other current asset	8,500	(430)	68,173
Due to a stockholder	54,891	50,355	143,341
Accrued expenses	(2,800)	355	(20,923)

Net cash used in operating activities	-	-	-

Net decrease in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of year	-	-	-

Cash and cash equivalents, end of year	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Statement of Changes in Stockholders’ Equity

	Common stock
	Number of shares	Amount	Additional paid-in capital	Accumulated losses	Total
		US$	US$	US$	US$

As of January 1, 2007	99,963,615	-	2,500,000	(2,546,395)	(46,395)

Total comprehensive income:
Net loss for the year	-	-	-	(50,280)	(50,280)

As of December 31, 2007	99,963,615	-	2,500,000	(2,596,675)	(96,675)

Total comprehensive income:
Net loss for the year	-	-	-	(60,591)	(60,591)

As of December 31, 2008	99,963,615	-	2,500,000	(2,657,266)	(157,266)

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Notes to the Financial Statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (“PVGS”/the “Company”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990.

Upon the expiry of an International Gaming License granted by the government of the Commonwealth of Dominica on December 6, 2004, the Board of Directors of the Company resolved to cease the then business due to significant losses incurred. After the full discontinuance of such business in 2005 and becoming a shell company, the Company has reentered the development stage since January 1, 2006 and has been reporting as a Development Stage Entity under FASB Statement No. 7 — Accounting and Reporting by Development Stage Enterprises.

The Company has been in an inactive or non-operating status since December 6, 2004, and a shell company with its only activities of incurring non-operating expenses.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of accounting

The financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

(b)	Preparation of financial statements

The Company had a negative working capital and a stockholders’ deficit of US$157,266 and US$157,266 respectively as of December 31, 2008. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, as the Company had total liabilities in excess of its total assets and maintained no revenue-generating operations since December 6, 2004. In light of the situation, the Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in procuring any of such efforts.

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

(A Development Stage Enterprise)

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

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Notes to the Financial Statements

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)                                 Recently issued accounting standards

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other business. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulated that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into, on or after January 1, 2009. The adoption of this Statement is not expected to have material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontroiling Interests in Consolidated Financial Statements - An. Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a noncontroiling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontroiling interest to be identified in the consolidated financial statements. SFAS 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and required fair value measurement of any noncontroiling equity investment retained in a deconsolidation. SFAS 160 is effective on January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133, regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective on January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company’s financial statements.

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

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Notes to the Financial Statements

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)                                 Recently issued accounting standards (Continued)

In September, 2008, the FASB issued FASB staff position No. 133-1 (FSP 133-1) and FIN 45-4, Disclosures about credit derivatives and Certain Guarantees - An amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161. FSP 13-1 and FIN 45-4 expand the disclosure requirement of credit derivatives and guarantees and are effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of these statements is not expected to have a material effect on the Company’s financial statements.

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

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Notes to the Financial Statements

6.                                      COMMITMENTS AND CONTINGENCIES

As of December 31, 2008, the Company had no material outstanding commitment and contingencies.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has engaged Mazars CPA Limited, formerly Moores Rowland Mazars, chartered accountants and certified public accountants, as our principal independent accountant to audit our financial statements, since June 23, 2003.

In our two most recent fiscal years and any later interim period, there was no changes in and no disagreements with our principal independent accountant on any matters with regard to our accounting and financial disclosure.

ITEM 9A(T)            CONTROLS AND PROCEDURES

(a)          Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15(e) of the Securities  Exchange Act of 1934, as amended (the “Exchange Act”).

Based upon that evaluation, our management has concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

(b)         Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. Our management evaluated the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

(c)          Attestation report of the registered public accounting firm

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

(d)         Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                         OTHER INFORMATION

None

PART III

ITEM 10.                           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

10.1                        DIRECTORS AND EXECUTIVE OFFICERS

Information about our directors and executive officers during the year ended and as of December 31, 2008 is set forth as follows:

Name	Age	Office (1)	Term Expires ((2)
Kwan Sin Yee	56	Director, Chief Executive Officer and Chief Financial Officer (3)

(1)                                  The business address is 16/F, Winsome House, 73 Wyndham Street, Central, Hong Kong.

(2)                                  The term of office of each officer is at the discretion of the board of directors.

(3)                                  Appointed to serve as Director, Chief Executive Officer and Chief Financial Officer  effective from August 23, 2007.

Kwan Sin Yee, Director, Chief Executive Officer and Chief Financial Officer of the Company, was the second largest major shareholder prior to acquiring 36,500,000 shares from Raymond Chou. Ms. Kwan, being a well connected and low profile investor, took over the control of the Company after the acquisition with the intention to re-organize by merging or acquisitition.

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

None of our existing directors and/or executive officers has been involved in any legal proceedings or such events as required to be disclosed under Item 4.01(d) of Regulation S-K.

There has been no material changes to the procedures by which our stockholders may recommend nominees to our board of directors since our last disclosure in response to the requirements of Item 7(d)(2)(ii)(G) of Schedule 14A and Item 4.01(g) of Regulation S-K.

10.2                        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

10.3                        AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

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

10.4                        CODE OF ETHICS

The Company has adopted a code of ethics that applies to all of our employees, including our chief executive officer and chief financial officer, and has filed a copy of such code of ethics with the SEC as Exhibit 14.1 to our annual reports on Form 10-KSB for the fiscal years ended December 31, 2003 and 2004, respectively. However, since the Company is no longer engaged in or related to the business of sportsbook, certain sections thereof specifically related to the business of sportsbook are no longer applicable or relevant.

ITEM 11.                       EXECUTIVE COMPENSATION

11.1                         SUMMARY COMPENSATION TABLE

Effective as of January 1, 2005, based upon a mutual agreement between the Company and our chief executive officer and chief financial officer, there has been no compensation or remuneration from the Company, whether in cash or in kind, awarded to, earned by and/or paid to our chief executive officer and chief financial officer for their services rendered in all capacities to the Company.

The following table, and its accompanying explanatory footnotes, presents the information of annual and long-term compensation, including all plan and non-plan compensation, whether in cash or non-cash, awarded to, earned by and/or paid to our chief executive officer and chief financial officer for their services rendered in all capacities to the Company and its subsidiaries for the last two fiscal years ended December 31, 2008 and 2007. Other than the compensation listed below, there has been no compensation from the Company, whether in cash or non-cash, by plan or non-plan, awarded to, earned by and/or paid to any of our executive officers.

Name and Principal Position	Fiscal Year	Basic Salary	Bonus	Options Granted	Other Compensation (1)
		US$	US$	US$	US$
Kwan Sin Yee	2008	—	—	—	—
(Chief Executive Officer & Chief Financial Officer)	2007	—	—	—	—
Raymond Chou	2008	—	—	—	—
(Chief Executive Officer)	2007	—	—	—	—
Richard Wang	2008	—	—	—	—
(Chief Financial Officer)	2007	—	—	—	—

(1)                  Kwan Sin Yee was appointed in August 23, 2007 and there was no compensation paid to her in 2008 and 2007.

Raymond Chou resigned as of August 23, 2007 and there was no compensation paid to him in 2008 and 2007.

Richard Wang has resigned as of March 15, 2007 and there was no compensation paid to him in 2008 and 2007.

11.2                         SUMMARY OF OPTION GRANTS

There has been no grant of any stock options made to any executive officers or any employees of the Company or its subsidiaries in the last four fiscal years since the Company’s reorganization with CTGH in January 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock owned beneficially as at December 31, 2008 by each person known by us to have owned beneficially more than five percent of such shares then outstanding, by each of our directors and officers and by all of our directors and officers as a group. This information gives effect to securities deemed outstanding pursuant to Rule 13d 3(d)(l) under the Securities Exchange Act of 1934, as amended. As to the knowledge of our management, no person owns beneficially more than five percent of the Company’s outstanding shares of common stock as at December 31, 2008 except as set forth below.

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

(1)                  The business address is 16/F, Winsome House, 73 Wyndham Street, Central, Hong Kong.

(2)                  The business address is 7/F, Flat B, 110 Soy Street, Kowloon, Hong Kong.

On August 23, 2007, pursuant to a Stock Purchase Agreement dated August 23, 2007 between Raymond Chou (“Chou”) and Kwan, Sin Yee (“Kwan”), Kwan purchased 36,500,000 shares of the common stock of the Company from Chou for a purchase price of US$109,500.  The 36,500,000 shares represented 36.5% of the total shares of the Company issued and outstanding on August 23, 2007.  In addition to her existing ownership of 5,700,000 shares of the Company’s common stock, Ms. Kwan now owns 42,200,000 shares, or 42.2% of the total shares of the Company issued and outstanding on the date of this report.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no related party transactions other than the private financing by loans to us from our principal stockholder, who is also the sole director of the Company, during the last two fiscal years ended December 31, 2008 and 2007. All private loans from the principal stockholder to the Company were unsecured, interest free and not subject to fixed term of repayment.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)                  Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were US$30,811 for fiscal 2008 and US$29,986 for fiscal 2007.

(2)      Audit Related Fees. The aggregate fees billed in each of the last two fiscal years for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item (1) above were nil for both fiscal 2008 and 2007.

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

(5)      We do not currently have a separate audit committee. Rather, our board of directors serves as the audit committee. Our board of directors approved all of the services described in items (1), (2), (3) and (4) above.

PART IV

ITEM 15.       EXHIBITS

(a) The following documents are filed as a part of this report

The financial statements as set forth in Item 8 hereof

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	March 25, 2009	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	March 25, 2009
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	March 25, 2009
Kwan Sin Yee