Form 10-Q
period 2009-03-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2009-05-15
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒        NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐        NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☒       NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at March 31, 2009

PART   I            FINANCIAL INFORMATION

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

PART I:             FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

Pacific Vegas Global Strategies, Inc.

Condensed Statements of Operations

				Period from
				reentering
				development stage
		Three months ended		on January 1, 2006
		March 31,		to March 31,
	Note	2009	2008	2009
		(Unaudited)	(Unaudited)	(Unaudited)
		US$	US$	US$

Revenue		—	—	—

Expenses
General and administrative expenses		(10,179)	(14,076)	(200,770)

Loss before income taxes		(10,179)	(14,076)	(200,770)

Income tax expense	4	—	—	—

Net loss and total comprehensive loss		(10,179)	(14,076)	(200,770)

Loss per share:
Basic	5	(0.00)	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615	99,963,615

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Condensed Balance Sheets

		As of	As of
		March, 31	December 31,
	Note	2009	2008
		(Unaudited)	(Audited)
		US$	US$
ASSETS

Current assets
Deposits and prepayments		17,500	2,375

Total current assets		17,500	2,375

Total assets		17,500	2,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Due to a stockholder	6	168,731	143,341
Accrued expenses		16,214	16,300

Total current liabilities		184,945	159,641

Commitments and contingencies	7
Stockholders’ deficit
Common stock, Authorized:
No par value, 500,000,000 shares of common stock as of March 31, 2009 and December 31, 2008		—	—
Issued and outstanding:
No par value, 99,963,615 shares of common stock as of March 31, 2009 and December 31, 2008
Additional paid-in capital		2,500,000	2,500,000
Accumulated losses before reentering development stage		(2,466,675)	(2,466,675)
Accumulated losses during development stage		(200,770)	(190,591)

Total stockholders’ deficit		(167,445)	(157,266)

Total liabilities and stockholders’ deficit		17,500	2,375

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Condensed Statements of Cash Flows

			Period from
			reentering
			development
	Three months ended		stage on January
	March 31,		1, 2006 to
	2009	2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows generated from operating activities
Net loss	(10,179)	(14,076)	(200,770)
Adjustment to reconcile net loss to net cash generated from operating activities:

Deposits and prepayments	(15,125)	10,057	53,048
Due to a stockholder	25,390	369	168,731
Accrued expenses	(86)	3,650	(21,009)

Net cash generated from operating activities	—	—	—

Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	—	—	—

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

The Company has been in an inactive or non-operating status since December 6, 2004, and remained as a shell company with its only activity of incurring non-operating expenses.

2.       PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements as of March 31, 2009 and 2008 have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2009 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2008. The results of operations for the three-month periods ended March 31, 2009 are not necessarily indicative of the operating results to be expected for the full year.

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

3.       RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for us to July 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

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

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. FSP No. 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the third quarter of 2009. Although the Company will continue to evaluate the application of FSP No. 115-2 and 124-2, management does not currently believe adoption of this accounting pronouncement will have a material impact on the Company’s financial condition or operating results.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for us beginning April 1, 2009. We are assessing the potential impact that the adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 may have on our financial statements. FSP FAS 107-1 and APB 28-1 will result in increased disclosures in our interim periods.

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

6.       DUE TO A STOCKHOLDER

The amount due is unsecured, interest-free and repayable on demand. The fair value of advances from stockholder, which are interest-free, cannot be estimated reliably due to the relationship between the stockholder and the Company.

7.       COMMITMENTS AND CONTINGENCIES

As of March 31, 2009 and December 31, 2008, the Company had no material outstanding commitment and contingencies.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

1          Revenue and Expenses

The Company has remained in an inactive and non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the three-month period ended March 31, 2009.

Total expenses for the three months ended March 31, 2009 were US$10,179 against US$14,076 for the same period last year. Expenses represent professional fees and miscellaneous administrative expenses in the two periods.

2          Net Loss

Net loss for the three months ended March 31, 2009 were US$10,179 against a net loss of US$14,076 a year before.

3          Cashflows,  Liquidity and Capital Resources

As of March 31, 2009 and December 31, 2008, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash inflow from the principal shareholder, which is unsecured and could be discontinued at any time.

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

Not applicable

ITEM 4T      CONTROLS AND PROCEDURES

(a)        Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-l5(e) and Rule 15d-15(e) under the Exchange Act, the management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at the end of the quarterly period, and based upon that evaluation, management concluded that our disclosure controls and procedures were effective, as of March 31, 2009.

(b)           Changes in Internal Controls

Pursuant to Rule 13a-l5(d) and Rule 15d-15(d) under the Exchange Act, the management has evaluated the Company’s internal control over financial reporting as of March 31, 2009 and concluded that there was no change that materially affect the internal control over financial reporting covered by this report.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	May 15, 2009	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	May 15, 2009
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	May 15, 2009
Kwan Sin Yee