Form 10-Q
period 2009-06-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2009-08-11
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at June 30, 2009

PART   I                FINANCIAL INFORMATION

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

PART I:             FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Condensed Statements of Operations

		Three months ended June 30,		Six months ended June 30,		Period from reentering development stage on January 1, 2006 to June 30,
	Note	2009	2008	2009	2008	2009
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		US$	US$	US$	US$	US$

Revenue		—	—	—	—	—

Expenses
Non-operating expenses		(16,160)	(7,756)	(26,339)	(21,832)	(216,930)

Loss before income taxes		(16,160)	(7,756)	(26,339)	(21,832)	(216,930)

Income tax expense	4	—	—	—	—	—

Net loss and total comprehensive loss		(16,160)	(7,756)	(26,339)	(21,832)	(216,930)

Loss per share:
Basic	5	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615	99,963,615	99,963,615	99,963,615

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	Note	As of June 30, 2009	As of December, 31 2008
		(Unaudited) US$	(Audited) US$
ASSETS

Current assets
Deposits and prepayments		7,475	2,375

Total current assets		7,475	2,375

Total assets		7,475	2,375

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Due to a stockholder	6	177,541	143,341
Accrued expenses		13,539	16,300

Total current liabilities		191,080	159,641

Commitments and contingencies	7
Stockholders’ deficit
Common stock, Authorized:
No par value, 500,000,000 shares of common stock as of June 30, 2009 and December 31, 2008
Issued and outstanding:		—	—
No par value, 99,963,615 shares of common stock as of June 30, 2009 and December 31, 2008
Additional paid-in capital		2,500,000	2,500,000
Accumulated losses before reentering development stage		(2,466,675)	(2,466,675)
Accumulated losses during development stage		(216,930)	(190,591)

Total stockholders’ deficit		(183,605)	(157,266)

Total liabilities and stockholders’ deficit		7,475	2,375

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

	Six months ended June 30,		Period from reentering development stage on January 1, 2006 to June
	2009	2008	30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities
Net loss	(26,339)	(21,832)	(216,930)
Adjustment to reconcile net loss to net cash from operating activities:

Deposits and prepayments	(5,100)	(6,625)	63,073
Due to a stockholder	34,200	41,052	177,541
Accrued expenses	(2,761)	(12,595)	(23,684)

Net cash from operating activities	—	—	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	—	—	—

The accompanying notes are an integral part of these condensed financial statements.

1.                       ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (the “Company”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990.

Upon the expiry of an International Gaming License granted by the government of the Commonwealth of Dominica on December 6, 2004, the Board of Directors of the Company resolved to cease the then business due to significant losses incurred. After the full discontinuance of such business in 2005 and becoming a shell company, the Company has reentered the development stage since January 1, 2006 and has been reporting as a Development Stage Entity under the Financial Accounting Standards Board (“FASB”) Statement No. 7 — Accounting and Reporting by Development Stage Enterprises.

The Company has been in an inactive or non-operating status since December 6, 2004, and remained as a shell company with its only activity of incurring non-operating expenses.

2.                       PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements as of June 30, 2009 and 2008 have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2009 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2008. The results of operations for the six-month periods ended June 30, 2009 are not necessarily indicative of the operating results to be expected for the full year. In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Event, which established general accounting standards and disclosure for subsequent events. The Company adopted SFAS No. 165 during the second quarter of 2009. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date and time the financial statements were issued on August 10, 2009.

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

3.        RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for use to July 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

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

7.                       COMMITMENTS AND CONTINGENCIES

As of June 30, 2009 and December 31, 2008, the Company had no material outstanding commitment and contingencies.

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

1        Revenue and Expenses

The Company has remained in an inactive and non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the six-month period ended June 30, 2009.

Total expenses for the three months and six months ended June 30, 2009 were US$16,160 and US$26,339 against US$7,756 and US$21,832, respectively, for the same period last year. Expenses represent professional fees and miscellaneous administrative expenses in the two periods.

2        Net Loss

Net loss for the three months and six months ended June 30, 2009 were US$16,160 and US$26,339 against a net loss of US$7,756 and US$21,832, respectively, a year before.

3        Cashflows,  Liquidity and Capital Resources

As of June 30, 2009 and December 31, 2008, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash inflow from the principal stockholder, which is unsecured and could be discontinued at any time.

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

ITEM 4.                             CONTROLS AND PROCEDURES

Not applicable

ITEM 4T                        CONTROLS AND PROCEDURES

(a)                                               Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-l5(e) and Rule 15d-15(e) under the Exchange Act, the management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at the end of the quarterly period, and based upon that evaluation, management concluded that our disclosure controls and procedures were effective, as of June 30, 2009.

(b)                 Changes in Internal Controls

Pursuant to Rule 13a-l5(d) and Rule 15d-15(d) under the Exchange Act, the management has evaluated the Company’s internal control over financial reporting as of June 30, 2009 and concluded that there was no change that materially affect the internal control over financial reporting covered by this report.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	August 10, 2009	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	August 10, 2009
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	August 10, 2009
Kwan Sin Yee