Form 10-Q
period 2009-09-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2009-11-13
CIK 1163612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at September 30, 2009

PART  I                            FINANCIAL INFORMATION

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

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Condensed Statements of Operations

		Three months ended September 30,		Nine months ended September 30,		Period from reentering development stage on January 1, 2006 to September 30,
	Note	2009	2008	2009	2008	2009
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		US$	US$	US$	US$	US$

Revenue		—	—	—	—	—

Expenses
Non-operating expenses		(9,194)	(18,224)	(35,533)	(40,055)	(226,124)

Loss before income taxes		(9,194)	(18,224)	(35,533)	(40,055)	(226,124)

Income tax expense	4	—	—	—	—	—

Net loss and total comprehensive loss		(9,194)	(18,224)	(35,533)	(40,055)	(226,124)

Loss per share:
Basic	5	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615	99,963,615	99,963,615	99,963,615

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Condensed Balance Sheets

		As of	As of
		September 30,	December 31,
	Note	2009	2008
		(Unaudited)	(Audited)
		US$	US$

ASSETS

Current assets
Deposits and prepayments		4,975	2,375

Total current assets		4,975	2,375

Total assets		4,975	2,375

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Due to a stockholder	6	192,005	143,341
Accrued expenses		5,769	16,300

Total current liabilities		197,774	159,641

Commitments and contingencies	7
Stockholders’ deficit
Common stock, Authorized:
No par value, 500,000,000 shares of common stock as of September 30, 2009 and December 31, 2008
Issued and outstanding:		—	—
No par value, 99,963,615 shares of common stock as of September 30, 2009 and December 31, 2008
Additional paid-in capital		2,500,000	2,500,000
Accumulated losses before reentering development stage		(2,466,675)	(2,466,675)
Accumulated losses during development stage		(226,124)	(190,591)

Total stockholders’ deficit		(192,799)	(157,266)

Total liabilities and stockholders’ deficit		4,975	2,375

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

	Nine months ended September 30,		Period from reentering development stage on January 1, 2006 to September 30,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities
Net loss	(35,533)	(40,055)	(226,124)
Adjustment to reconcile net loss to net cash from operating activities:

Deposits and prepayments	(2,600)	2,625	65,573
Due to a stockholder	48,664	47,175	192,005
Accrued expenses	(10,531)	(9,745)	(31,454)

Net cash from operating activities	—	—	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	—	—	—

The accompanying notes are an integral part of these condensed financial statements.

1.        ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (the “Company”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990.

Upon the expiry of an International Gaming License granted by the government of the Commonwealth of Dominica on December 6, 2004, the Board of Directors of the Company resolved to cease the then business due to significant losses incurred. After the full discontinuance of such business in 2005 and becoming a shell company, the Company has reentered the development stage since January 1, 2006 and has been reporting as a Development Stage Entity under FASB Accounting Standards Codification Topic 915 — Development Stage Entities.

The Company has been in an inactive or non-operating status since December 6, 2004, and remained as a shell company with its only activity of incurring non-operating expenses.

2.        PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements as of September 30, 2009 and 2008 have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2009 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2008. The results of operations for the nine-month periods ended September 30, 2009 are not necessarily indicative of the operating results to be expected for the full year. In accordance with FASB Accounting Standards Codification Topic 855, the Company has evaluated subsequent events through the date and time the financial statements were issued on November 13, 2009.

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

3.       RECENTLY ISSUED ACCOUNTING STANDARDS

During the third quarter of 2009, the Company has adopted the new Accounting Standards Codification (ASC) as issued by the FASB. The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on the financial statements.

SFAS 166 - In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No.140. SFAS 166 requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.  SFAS 166 is effective occurring on or after November 15, 2009 and will not have a material impact on the financial statements.

SFAS 167 - In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS 167 amends Interpretation No. 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for an entity’s first fiscal period that begins after November 15, 2009 and will not have a material impact on the financial statements.

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

7.        COMMITMENTS AND CONTINGENCIES

As of September 30, 2009 and December 31, 2008, the Company had no material outstanding commitment and contingencies.

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

1.       Revenue and Expenses

The Company has remained in an inactive and non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the nine-month period ended September 30, 2009.

Total expenses for the three months and nine months ended September 30, 2009 were US$9,194 and US$35,533 against US$18,224 and US$40,055, respectively, for the same period last year. Expenses represent professional fees and miscellaneous administrative expenses in the two periods. The decreases were mainly resulting from that there was a one-off expense for responding to SEC Comment letter charged by the Company’s lawyer in 2008 while no such expense was incurred in this year.

2.       Net Loss

Net loss for the three months and nine months ended September 30, 2009 were US$9,194 and US$35,533 against a net loss of US$18,224 and US$40,055, respectively, a year before.

3.       Cashflows,  Liquidity and Capital Resources

As of September 30, 2009 and December 31, 2008, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash inflow from the principal stockholder, which is unsecured and could be discontinued at any time.

4.       Plan of Operation

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

ITEM 4.          CONTROLS AND PROCEDURES

Not applicable

ITEM 4T        CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-l5(e) and Rule 15d-15(e) under the Exchange Act, the management has evaluated the effectiveness of the Company’s disclosure controls and procedures as at the end of the quarterly period, and based upon that evaluation, management concluded that our disclosure controls and procedures were effective, as of September 30, 2009.

(b)           Changes in Internal Controls

 Pursuant to Rule 13a-l5(d) and Rule 15d-15(d) under the Exchange Act, the management has evaluated the Company’s internal control over financial reporting as of September 30, 2009 and concluded that there was no change that materially affect the internal control over financial reporting covered by this report.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	November 13, 2009	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	November 13, 2009
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	November 13, 2009
Kwan Sin Yee