Form 10-K
period 2009-12-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2010-03-31
CIK 1163612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☒ NO ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: US$154,631.

NOTE: The aggregate market value was computed by multiplying the number of outstanding shares of the registrant’s common stock, excluding those shares of record held by officers, directors and greater than five percent stockholders, by US$0.003 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at February 22, 2010.

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

Our principal executive office is located at 16/F, Winsome House, 73 Wyndham Street, Central, Hong Kong, telephone (852) 3154-9370.

1.2        THE CORPORATION AND ACQUISITION OF CTGH

Pacific Vegas Global Strategies, Inc. (the “Company” or “PVGS”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990. Prior to the acquisition of Cyber Technology Group Holdings Ltd. (“CTGH”) , the Company entered into and operated a business of development and sales of time and personal management products. The Company had discontinued such business and become a non-operating public shell since 1994, and remained as a shell company with its only activities of accruing loan interest on notes payable and looking for a merger candidate.

On November 20, 2002, the Company entered into an agreement for share exchange with CTGH under the laws of Colorado. Pursuant to the share exchange agreement, and subject to its stockholders’ approval, the Company was to acquire 100% of the issued and outstanding equity shares of CTGH, in exchange for 60,000,000 new shares of common stock of the Company. This transaction was approved by the stockholders of the Company at the special meeting of stockholders held on December 12, 2002.

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

Revenue from operations of sportsbook business was the only revenue source for the Company during the last six fiscal years. The Company recorded a total revenue of US$1.70 million for the fiscal year 2003, and a total revenue of US$0.03 million for the fiscal year 2004. No revenue was recorded for the fiscal years 2005 through 2009 since the operations of sportsbook business were ceased and then discontinued.

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

1.5        CURRENT STATUS

The Company has been in an inactive or non-operating status since December 6, 2004, and currently remains as a shell company with its only activities of incurring non-operating expenses.

1.6        EMPLOYEES

Effective from March 2007 and until December 31, 2009, the Company had one full time employee, with no compensation, in the capacities as chief executive officer and chief financial officer.

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

As at December 31, 2009, there were no patents, trademarks, licenses, franchises, concessions, and/or royalty agreements owned or possessed by the Company.

1.7.3        Reports and Availability of Information

The Company files its annual reports, quarterly reports, current reports, proxy statements, and other reports required to be filed with the SEC under the Exchange Act.

The Company has been reporting as a Development Stage Entity under FASB Accounting Standard Codification Topic 915 — Development Stage Entities since January 1, 2006.

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

PART   II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

5.1        OUTSTANDING SHARES AND STOCKHOLDERS

As at December 31, 2009, there were 99,963,615 shares of PVGS common stock with no par value issued and outstanding, and there were approximately 1,150 holders of record and beneficial holders of PVGS common stock.

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

QUARTER ENDED	HIGH		LOW

March 31, 2009	US$	0.001	US$	0.001
June 30, 2009	US$	0.003	US$	0.003
September 30, 2009	US$	0.005	US$	0.005
December 31, 2009	US$	0.002	US$	0.002

March 31, 2008	US$	0.005	US$	0.005
June 30, 2008	US$	0.003	US$	0.003
September 30, 2008	US$	0.003	US$	0.003
December 31, 2008	US$	0.0011	US$	0.0011

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

There were no previously authorized equity compensation plans carried forward upon the Company’s reorganization in January 2003, and there have been no equity compensation plans adopted and no equity securities issued for any equity compensation plans since the Company’s reorganization in January 2003. As at December 31, 2009, there were no outstanding equity compensation plans, options or warrants to be exercised and no equity securities to be issued for such purposes.

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

7.2        RESULTS OF OPERATIONS

7.2.1        Revenue and Expenses

As described in Item 1 hereof, the Company has remained in an inactive or non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the fiscal years ended December 31, 2009 and 2008.

Total expenses for the fiscal year ended December 31, 2009 were US$60,119 against US$60,591 a year before. Expenses were for professional fees and miscellaneous administrative expenses in the two fiscal years.

7.2.2        Net Loss

Net Loss for the fiscal year ended December 31, 2009 was US$60,119 against a net loss of US$60,591 a year before.

7.2.3        Liquidity and Capital Resources

As at December 31, 2009, the balance of cash and cash equivalents for the Company was US$12,500. The Company has currently retained no sources of liquidity other than the private financing by cash in-flow from the principal stockholder, which is unsecured and could be discontinued at any time.

7.3        OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-K, as at the end of the fiscal year 2009 and any interim period in the current fiscal year.

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

7.5        ADDITIONAL CAUTIONARY STATEMENTS AND RISK FACTORS

7.5.1        Going Concern

The financial statements presented in this annual report have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, substantial doubt has been raised by our auditors in their report with regard to the ability of the Company to continue as a going concern, in light of that as at December 31, 2009, the Company retained its total assets as minimal as US$12,500, and particularly, in this minimal amount of assets the Company retained no cash or cash equivalents to support its needs of cash payments for any current expenses which may be required for its continuation as a going concern.

The Company has maintained no revenue-generating or cash in-flow operations since December 6, 2004 and has relied on the private financing by cash in-flow from the principal stockholder of the Company. The principal stockholder has undertaken to finance the Company in cash for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, it is uncertain as for how long or to what extent such a period of time would be “reasonable”, and there can be no assurance that the financing from the principal stockholder will not be discontinued.

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

7.5.2        Limited Market

The market for our stock is limited. Our common stock is currently traded on the Pink Sheets under the symbol “PVEG.PK”. On February 22, 2010, the last reported sale price of our common stock on the Pink Sheets was US$0.0021 per share. However, we consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.

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

(A Development Stage Enterprises)

(incorporated in Colorado with limited liability)

We have audited the accompanying balance sheets of Pacific Vegas Global Strategies, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Vegas Global Strategies, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MAZARS CPA LIMITED

Certified Public Accountants

Hong Kong

March 31, 2010

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprises)

Statements of Operations

		Year ended December 31,		Period from re-entering development stage on January 1, 2006 to December 31,
	Note	2009	2008	2009
		US$	US$	US$

Revenue		—	—	—

Expenses
General and administrative expenses		(60,119)	(60,591)	(250,710)

Loss before income tax		(60,119)	(60,591)	(250,710)

Income tax expense	4	—	—	—

Net loss		(60,119)	(60,591)	(250,710)

Loss per share of common stock:
Basic	5	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprises)

Balance Sheets

		As of December 31,
	Note	2009	2008
		US$	US$
Assets
Current assets
Deposits and prepayments	3	12,500	2,375

Total current assets		12,500	2,375

Total assets		12,500	2,375

Liabilities and stockholders’ equity
Current liabilities
Due to a stockholder	6	212,825	143,341
Accrued expenses		17,060	16,300

Total liabilities		229,885	159,641

Stockholders’ deficit
Common stock,
Authorized:
No par value, 500,000,000 shares of common stock as of December 31, 2009 and 2008
Issued and outstanding:
No par value, 99,963,615 shares of common stock as of December 31, 2009 and 2008		—	—
Additional paid-in capital		2,500,000	2,500,000
Accumulated deficit before re-entering development stage		(2,466,675)	(2,466,675)
Accumulated deficit during development stage		(250,710)	(190,591)
Accumulated losses		(2,717,385)	(2,657,266)

Total stockholders’ deficit		(217,385)	(157,266)

Total liabilities and stockholders’ deficit		12,500	2,375

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprises)

Statements of Cash Flows

	Year ended December 31,		Period from re-entering development stage on January 1, 2006 to December 31,
	2009	2008	2009
	US$	US$	US$
Cash flows used in operating activities
Net loss	(60,119)	(60,591)	(250,710)
Adjustment to reconcile net loss to net cash from operating activities:
Other current asset	(10,125)	8,500	58,048
Due to a stockholder	69,484	54,891	212,825
Accrued expenses	760	(2,800)	(20,163)

Net cash from operating activities	—	—	—

Net decrease in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprises)

Statement of Changes in Stockholders’ Equity

	Common stock		Additional
	Number of shares	Amount	paid-in capital	Accumulated losses	Total
		US$	US$	US$	US$

As of January 1, 2008	99,963,615	—	2,500,000	(2,596,675)	(96,675)

Total comprehensive income:
Net loss for the year	—	—	—	(60,591)	(60,591)

As of December 31, 2008	99,963,615	—	2,500,000	(2,657,266)	(157,266)

Total comprehensive income:
Net loss for the year	—	—	—	(60,119)	(60,119)

As of December 31, 2009	99,963,615	—	2,500,000	(2,717,385)	(217,385)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

(A Development Stage Enterprises)

NOTES TO FINANCIAL STATEMENTS

1.      ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (“PVGS”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990.

Upon the expiry of an International Gaming License granted by the government of the Commonwealth of Dominica on December 6, 2004, the Board of Directors of the Company resolved to cease the then business due to significant losses incurred. After the full discontinuance of such business in 2005 and becoming a shell company, the Company has reentered the development stage since January 1, 2006 and has been reporting as a Development Stage Entity under FASB Accounting Standard Codification (“ASC”) Topic 915 - Development Stage Entities.

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

(b)                 Preparation of financial statements

The Company had a negative working capital and a stockholders’ deficit of US$217,385 and US$217,385 respectively as of December 31, 2009. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern as the Company had total liabilities in excess of its total assets and maintained no revenue-generating operations since December 6, 2004. In light of the situation, the Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in procuring any of such efforts.

The principal stockholder, who is also the sole director of the Company, has undertaken to finance the Company for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such period of time the Company would be able to restructure its business and restart a revenue-generating operation and/or raise additional capital funds to support its continuation as a going concern. However, the principal stockholder of the Company retains the right to discontinue such financing at her own discretion in case the Company is unable to accomplish so in such period of time. It is uncertain as for how long or to what extent such period of time would be “reasonable” in the discretion of the principal stockholder, and there can be no assurance that the financing from the principal stockholder will not be discontinued at any time.

These uncertainties may result in adverse effects on continuation of the Company as a going concern. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

In accordance with ASC Topic 855, the Company has evaluated subsequent events through the date and time the financial statements were issued on March 31, 2010.

(c)                  Income taxes

The Company accounts for income tax under the provisions of ASC Topic 740, which requires recognition of deferred tax assets or liabilities.  Deferred income taxes are provided using the liability method.  Under the liability method deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

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

(g)                 Fair value of financial statements

The estimated fair values for financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures about Fair Value of Financial Instruments”, are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The estimated fair values of the Company’s financial instruments, which include cash and other payables, approximate their carrying values in the consolidated financial statements because of the short-term maturity of those instruments.

2.                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)                 Recently issued accounting standards

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-04, Technical Corrections to SEC Paragraphs, containing revisions to various “S” Sections in the Accounting Standards Codification. These Sections reflect certain rules, regulations, interpretive releases of the SEC, which represent authoritative guidance for SEC registrants. The “S” Sections also include content from certain SEC Staff Accounting Bulletins as well as SEC Staff Announcements and SEC Observer Comments made at EITF meetings.

The technical corrections in ASU 2010-04 primarily reflect revisions to “S” Sections of various Codification Topics related to SEC Staff Announcements, to reflect the appropriate Codification references. The adoption of the ASU 2010-04 will not have a material impact on the Company’s financial statements.

3.      DEPOSITS AND PREPAYMENT

The amount represents retainer fee paid in advance to the Company’s lawyer.

4.      INCOME TAXES

Subject to the provision of ASC Top 740, the Company has analyzed its filing position in the jurisdiction where it is subject to income tax. As of December 31, 2009 and 2008, the Company has identified United States in which it is subject to income tax. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As of December 31, 2009 and 2008, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties.

5.      LOSS PER SHARE

Basic loss per common share is calculated based on the weighted average number of common stock outstanding during each period presented.

The Company had no potential common stock instruments with a dilutive effect for any period presented and therefore basic and diluted earnings per share are the same.

6.      DUE TO A STOCKHOLDER

The amount due is unsecured, interest-free, and repayable on demand.

7.      COMMITMENTS AND CONTINGENCIES

As of December 31, 2009 and 2008, the Company had no material outstanding commitments and contingencies.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has engaged Mazars CPA Limited, certified public accountants, as our principal independent accountant to audit our financial statements, since June 29, 2007.

In our two most recent fiscal years and any later interim period, there were no changes in and no disagreements with our principal independent accountant on any matters with regard to our accounting and financial disclosure.

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

Based upon that evaluation, our management has concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

(b)         Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. Our management evaluated the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

(c )  Attestation report of the registered public accounting firm

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

ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

10.1  DIRECTORS AND EXECUTIVE OFFICERS

Information about our directors and executive officers during the year ended and as of December 31, 2009 is set forth as follows:

Name	Age	Office (1)	Term Expires ((2)
Kwan Sin Yee	57	Director, Chief Executive Officer and Chief Financial Officer (3)

(1)           The business address is 16/F, Winsome House, 73 Wyndham Street, Central, Hong Kong.

(2)           The term of office of each officer is at the discretion of the board of directors.

(3)           Appointed to serve as Director, Chief Executive Officer and Chief Financial Officer effective from August 23, 2007.

Kwan Sin Yee, Director, Chief Executive Officer and Chief Financial Officer of the Company, was the second largest major shareholder prior to acquiring 36,500,000 shares from Raymond Chou. Ms. Kwan, being a well connected and low profile investor, took over the control of the Company after the acquisition with the intention to re-organize by merging or acquisition.

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

The following table, and its accompanying explanatory footnotes, presents the information of annual and long-term compensation, including all plan and non-plan compensation, whether in cash or non-cash, awarded to, earned by and/or paid to our chief executive officer and chief financial officer for their services rendered in all capacities to the Company and its subsidiaries for the last two fiscal years ended December 31, 2009 and 2008. Other than the compensation listed below, there has been no compensation from the Company, whether in cash or non-cash, by plan or non-plan, awarded to, earned by and/or paid to any of our executive officers.

Name and Principal Position	Fiscal Year	Basic Salary	Bonus	Options Granted	Other Compensation (1)
		US$	US$	US$	US$
Kwan Sin Yee	2009	—	—	—	—
(Chief Executive Officer & Chief Financial Officer)	2008	—	—	—	—

(1)           Kwan Sin Yee was appointed in August 23, 2007 and there was no compensation paid to her in 2009 and 2008.

11.2     SUMMARY OF OPTION GRANTS

There has been no grant of any stock options made to any executive officers or any employees of the Company or its subsidiaries in the last four fiscal years since the Company’s reorganization with CTGH in January 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock owned beneficially as at December 31, 2009 by each person known by us to have owned beneficially more than five percent of such shares then outstanding, by each of our directors and officers and by all of our directors and officers as a group. This information gives effect to securities deemed outstanding pursuant to Rule 13d 3(d)(l) under the Securities Exchange Act of 1934, as amended. As to the knowledge of our management, no person owns beneficially more than five percent of the Company’s outstanding shares of common stock as at December 31, 2009 except as set forth below.

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no related party transactions other than the private financing by loans to us from our principal stockholder, who is also the sole director of the Company, during the last two fiscal years ended December 31, 2009 and 2008. All private loans from the principal stockholder to the Company were unsecured, interest free and not subject to fixed term of repayment.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)     Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were US$32,079 for fiscal 2009 and US$30,811 for fiscal 2008.

(2)     Audit Related Fees. The aggregate fees billed in each of the last two fiscal years for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item (1) above were nil for both fiscal 2009 and 2008.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	March 31, 2010	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	March 31 , 2010
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	March 31 , 2010
Kwan Sin Yee