Form 10-Q
period 2010-03-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2010-05-17
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at March 31, 2010

PART   I                FINANCIAL INFORMATION

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

PART I:                                       FINANCIAL INFORMATION

ITEM 1.                                         FINANCIAL STATEMENTS

Pacific Vegas Global Strategies, Inc.

Condensed Statements of Operations

		Three months ended March 31,		Period from reentering development stage on January 1, 2006
	Note	2010	2009	to March 31, 2010
		(Unaudited)	(Unaudited)	(Unaudited)
		US$	US$	US$

Revenue		—	—	—

Expenses
General and administrative expenses		(9,376)	(10,179)	(260,086)

Loss before income taxes		(9,376)	(10,179)	(260,086)

Income tax expense	4	—	—	—

Net loss and total comprehensive loss		(9,376)	(10,179)	(260,086)

Loss per share:
Basic and dilute	5	(0.00)	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615	99,963,615

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Condensed Balance Sheets

		As of March 31,	As of December 31,
	Note	2010	2009
		(Unaudited)	(Audited)
		US$	US$
ASSETS

Current assets
Deposits and prepayments		10,000	12,500

Total current assets		10,000	12,500

Total assets		10,000	12,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Due to a stockholder	6	221,753	212,825
Accrued expenses		15,008	17,060

Total current liabilities		236,761	229,885

Commitments and contingencies	7
Stockholders’ deficit
Common stock, Authorized:
No par value, 500,000,000 shares of common stock as of March 31, 2010 and December 31, 2009
Common stock , Issued and outstanding:		—	—
No par value, 99,963,615 shares of common stock as of March 31, 2010 and December 31, 2009
Additional paid-in capital		2,500,000	2,500,000
Accumulated losses before re-entering development stage		(2,466,675)	(2,466,675)
Accumulated losses during development stage		(260,086)	(250,710)
Accumulated losses		(2,726,761)	(2,717,385)

Total stockholders’ deficit		(226,761)	(217,385)

Total liabilities and stockholders’ deficit		10,000	12,500

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Condensed Statements of Cash Flows

	Three months ended March 31,		Period from reentering development stage on January 1, 2006 to March
	2010	2009	31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities
Net loss	(9,376)	(10,179)	(260,086)
Adjustment to reconcile net loss to net cash from operating activities:

Deposits and prepayments	2,500	(15,125)	60,548
Due to a stockholder	8,928	25,390	221,753
Accrued expenses	(2,052)	(86)	(22,215)

Net cash from operating activities	—	—	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	—	—

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

2.                       PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements as of March 31, 2010 and 2009 have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2010 and for all periods presented. In accordance with FASB Accounting Standards Codification Topic 855, the Company has evaluated subsequent events through the date and time the financial statements were issued.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2009. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the operating results to be expected for the full year.

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

3.                       RECENTLY ISSUED ACCOUNTING STANDARDS

As of the date that this quarterly report is filed, there are no recently issued accounting pronouncements whose adoption would have a material impact on the Company’s financial statements.

4.                       INCOME TAXES

Subject to the provision of ASC Top 740, the Company has analyzed its filing position in the jurisdiction where it is subject to income tax. The Company has identified United States in which it is subject to income tax. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As of March 31, 2010 and December 31, 2009, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties.

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

7.                       COMMITMENTS AND CONTINGENCIES

As of March 31, 2010 and December 31, 2009, the Company had no material outstanding commitments and contingencies.

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

1                                        Revenue and Expenses

The Company has remained in an inactive and non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the three-month periods ended March 31, 2010 and 2009.

Total expenses for the three months period ended March 31, 2010 were US$9,376 against US$10,179 for the same period last year. Expenses represent professional fees and miscellaneous administrative expenses in the two periods.

2                                        Net Loss

Net loss for the three months ended March 31, 2010 was US$9,376 against a net loss of US$10,179 a year before.

3                                        Cashflows,  Liquidity and Capital Resources

As at March 31, 2010 and December 31, 2009, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash inflow from the principal shareholder, which is unsecured and could be discontinued at any time.

4                                     Plan of Operation

The Company has been in non-operating status and remains as a shell company since December 6, 2004. The Company has planned for a reorganization to acquire sufficient capital funds and engage in a selected business. However, there can be no assurance as to when or whether the Company will be able to accomplish this plan.

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

ITEM 4.                             CONTROLS AND PROCEDURES

Not applicable

ITEM 4T.                     CONTROLS AND PROCEDURES

(a)                                               Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-l5(e) and Rule 15d-15(e) under the Exchange Act, the management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at the end of the quarterly period, and based upon that evaluation, management concluded that our disclosure controls and procedures were effective, as of the end of March 31, 2010.

(b)                                 Changes in Internal Controls

Pursuant to Rule 13a-l5(d) and Rule 15d-15(d) under the Exchange Act, the management has evaluated the Company’s internal control over financial reporting as of the end of March 31, 2010 and concluded that there was no change that materially affect the internal control over financial reporting cover by this report.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

[ITEM 4.	REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	May 17, 2010	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	May 17, 2010
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	May 17, 2010
Kwan Sin Yee