Form 10-Q
period 2010-06-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2010-08-12
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at June 30, 2010

PART   I  FINANCIAL INFORMATION

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

PART I:   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Unaudited Condensed Statements of Operations

		Three months ended June 30,		Six months ended June 30,		Period from reentering development stage on January 1, 2006 to June 30,
	Note	2010	2009	2010	2009	2010
		US$	US$	US$	US$	US$

Revenue		—	—	—	—	—

Expenses
General and administrative expenses		(8,990)	(16,160)	(18,366)	(26,339)	(269,076)

Loss before income taxes		(8,990)	(16,160)	(18,366)	(26,339)	(269,076)

Income tax expense	4	—	—	—	—	—

Net loss and total comprehensive loss		(8,990)	(16,160)	(18,366)	(26,339)	(269,076)

Loss per share:
Basic and dilute	5	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615	99,963,615	99,963,615	99,963,615

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Condensed Balance Sheets

		As of	As of
		June 30,	December 31,
	Note	2010	2009
		(Unaudited)	(Audited)
		US$	US$
ASSETS

Current assets
Deposits and prepayments		7,500	12,500

Total current assets		7,500	12,500

Total assets		7,500	12,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Due to a stockholder	6	236,482	212,825
Accrued expenses		6,769	17,060

Total current liabilities		243,251	229,885

Commitments and contingencies	7
Stockholders’ deficit
Common stock, Authorized:
No par value, 500,000,000 shares of common stock June 30, 2010 and December 31, 2009
Common stock , Issued and outstanding:		—	—
No par value, 99,963,615 shares of common stock as of June 30, 2010 and December 31, 2009
Additional paid-in capital		2,500,000	2,500,000
Accumulated losses before reentering development stage		(2,466,675)	(2,466,675)
Accumulated losses during development stage		(269,076)	(250,710)
Accumulated losses		(2,735,751)	(2,717,385)

Total stockholders’ deficit		(235,751)	(217,385)

Total liabilities and stockholders’ deficit		7,500	12,500

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows

	Six months ended		Period from reentering development stage on January
	June 30,		1, 2006 to June
	2010	2009	30, 2010
	US$	US$	US$
Cash flows from operating activities
Net loss	(18,366)	(26,339)	(269,076)
Adjustment to reconcile net loss to net cash from operating activities:

Deposits and prepayments	5,000	(5,100)	63,048
Due to a stockholder	23,657	34,200	236,482
Accrued expenses	(10,291)	(2,761)	(30,454)

Net cash from operating activities	—	—	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	—	—

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

The Company has been in an inactive or non-operating status since December 6, 2004, and remains as a shell company with its only activity of incurring non-operating expenses.

2.        PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements as of June 30, 2010 and 2009 have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial positions, results of operations and cash flows as of June 30, 2010 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2009. The results of operations for the six-month period ended June 30, 2010 are not necessarily indicative of the operating results to be expected for the full year.

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

4.        INCOME TAXES

Subject to the provision of ASC Topic 740, the Company has analyzed its filing position in the jurisdiction where it is subject to income tax. The Company has identified United States in which it is subject to income tax. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As of June 30, 2010 and December 31, 2009, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties.

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

7.        COMMITMENTS AND CONTINGENCIES

As of June 30, 2010 and December 31, 2009, the Company had no material outstanding commitments and contingencies.

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

1         Revenue and Expenses

The Company has remained in an inactive and non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the three-month and six-month periods ended June 30, 2010 and 2009.

Total expenses for the three months and six months period ended June 30, 2010 were US$8,990 and US$18,366 against US$16,160 and US$26,339 for the same period last year. Expenses represent professional fees and miscellaneous administrative expenses in the two periods. The decrease of both three-months and six-months periods was due to an overprovision of 2008 professional fee recorded in the second quarter of 2009 while no such adjustment was made in 2010.

2         Net Loss

Net loss for the three months and six months ended June 30, 2010 was US$8,990 and US$18,366 against a net loss of US$16,160 and US$26,339 a year before. The decrease was mainly due to the decrease in professional fee charged as mentioned above.

3         Cashflows,  Liquidity and Capital Resources

As at June 30, 2010 and December 31, 2009, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash inflow from the principal shareholder, which is unsecured and could be discontinued at any time.

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

ITEM 4.              CONTROLS AND PROCEDURES

Not applicable

ITEM 4T.           CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-l5(e) and Rule 15d-15(e) under the Exchange Act, the management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at the end of the quarterly period, and based upon that evaluation, management concluded that our disclosure controls and procedures were effective, as of the end of June 30, 2010.

(b)           Changes in Internal Controls

Pursuant to Rule 13a-l5(d) and Rule 15d-15(d) under the Exchange Act, the management has evaluated the Company’s internal control over financial reporting as of the end of June 30, 2010 and concluded that there was no change that materially affect the internal control over financial reporting cover by this report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	August 12, 2010	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

Date:	August 12, 2010	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
Chief Financial Officer