Form 10-Q
period 2010-09-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2010-11-12
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at September 30, 2010

PART   I               FINANCIAL INFORMATION

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

PART I:            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Unaudited Condensed Statements of Operations

		Three months ended September 30,		Nine months ended September 30,		Period from reentering development stage on January 1, 2006 to September 30,
	Note	2010	2009	2010	2009	2010
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		US$	US$	US$	US$	US$

Revenue		—	—	—	—	—

Expenses
Non-operating expenses		(10,120)	(9,194)	(28,486)	(35,533)	(279,196)

Loss before income taxes		(10,120)	(9,194)	(28,486)	(35,533)	(279,196)

Income tax expense	4	—	—	—	—	—

Net loss and total comprehensive loss		(10,120)	(9,194)	(28,486)	(35,533)	(279,196)

Loss per share:
Basic	5	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615	99,963,615	99,963,615	99,963,615

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Unaudited Condensed Balance Sheets

		As of	As of
		September 30,	December 31,
	Note	2010	2009
		(Unaudited)	(Audited)
		US$	US$
ASSETS

Current assets
Deposits and prepayments		5,000	12,500

Total current assets		5,000	12,500

Total assets		5,000	12,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Due to a stockholder	6	243,302	212,825
Accrued expenses		7,569	17,060

Total current liabilities		250,871	229,885

Commitments and contingencies	7
Stockholders’ deficit
Common stock, Authorized:
No par value, 500,000,000 shares of common stock as of September 30, 2010 and December 31, 2009
Issued and outstanding:		—	—
No par value, 99,963,615 shares of common stock as of September 30, 2010 and December 31, 2009
Additional paid-in capital		2,500,000	2,500,000
Accumulated losses before reentering development stage		(2,466,675)	(2,466,675)
Accumulated losses during development stage		(279,196)	(250,710)
Accumulated losses		(2,745,871)	(2,717,385)

Total stockholders’ deficit		(245,871)	(217,385)

Total liabilities and stockholders’ deficit		5,000	12,500

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows

	Nine months ended September 30,		Period from reentering development stage on January 1, 2006 to September 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities
Net loss	(28,486)	(35,533)	(279,196)
Adjustment to reconcile net loss to net cash from operating activities:

Deposits and prepayments	7,500	(2,600)	65,548
Due to a stockholder	30,477	48,664	243,302
Accrued expenses	(9,491)	(10,531)	(29,654)

Net cash from operating activities	—	—	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	—	—	—

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

2.                       PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements as of September 30, 2010 and 2009 have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial positions, results of operations and cash flows as of September 30, 2010 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2009. The results of operations for the nine-month period ended September 30, 2010 are not necessarily indicative of the operating results to be expected for the full year.

The condensed financial statements and accompanying notes are presented in United States dollars and prepared in conformity with USGAAP which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company has maintained no revenue-generating or cash in-flow operations since December 6, 2004 and has relied on cash injections from the principal stockholder of the Company, who has undertaken to finance the Company for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, the principal stockholder retains her right to discontinue such financing at her own discretion. It is uncertain as for how long or to what extent such a period of time would be “reasonable” in the discretion of the principal stockholder, and there can be no assurance that the financing from the principal stockholder will not be discontinued at any time.

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

3.                       RECENTLY ISSUED ACCOUNTING STANDARDS

As of the date that this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

4.                       INCOME TAXES

Subject to the provision of ASC Topic 740, the Company has analyzed its filing position in the jurisdiction where it is subject to income tax. The Company has identified United States in which it is subject to income tax. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As of September 30, 2010 and December 31, 2009, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties.

5.                       LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common stock outstanding during each period.

The Company had no potential common stock instruments with a dilutive effect for any period presented and therefore basic and diluted earnings per share are the same.

6.                       DUE TO A STOCKHOLDER

The amount due is unsecured, interest-free and repayable on demand. The fair value of advances from stockholder, which is interest-free, cannot be estimated reliably due to the relationship between the stockholder and the Company.

7.                       COMMITMENTS AND CONTINGENCIES

As of September 30, 2010 and December 31, 2009, the Company had no material outstanding commitment and contingencies.

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

1             Revenue and Expenses

The Company has remained in an inactive and non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the three-month and  nine-month periods ended September 30, 2010 and 2009.

Total expenses for the three months and nine months ended September 30, 2010 were US$10,120 and US$28,486 against US$9,194 and US$35,533, respectively, for the same period last year. Expenses represent professional fees and miscellaneous administrative expenses in the two periods. The decrease of the total expenses of the nine-month period was mainly due to an adjustment of overprovision of 2008 professional fee recorded in the second quarter of 2009 while no such adjustment was made in 2010.

2             Net Loss

Net loss for the three months and nine months ended September 30, 2010 were US$10,120 and US$28,486 against a net loss of US$9,194 and US$35,533, respectively, a year before. The decrease was mainly due to the decrease in professional fee as mentioned above.

3             Cashflows,  Liquidity and Capital Resources

As of September 30, 2010 and December 31, 2009, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash inflow from the principal stockholder, which is unsecured and could be discontinued at any time.

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

ITEM 4.             CONTROLS AND PROCEDURES

Not applicable

ITEM 4T           CONTROLS AND PROCEDURES

(a)                                               Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-l5(e) and Rule 15d-15(e) under the Exchange Act, the management has evaluated the effectiveness of the Company’s disclosure controls and procedures as at the end of the quarterly period, and based upon that evaluation, management concluded that our disclosure controls and procedures were effective, as of September 30, 2010.

(b)                                               Changes in Internal Controls

Pursuant to Rule 13a-l5(d) and Rule 15d-15(d) under the Exchange Act, the management has evaluated the Company’s internal control over financial reporting as of September 30, 2010 and concluded that there was no change that materially affect the internal control over financial reporting covered by this report.

PART   II              OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

None

ITEM 1A.              RISK FACTORS

Not applicable

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                 REMOVED AND RESERVED.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.
Registrant

Date:	November 12, 2010	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

Date:	November 12, 2010	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
Chief Financial Officer