Form 10-K
period 2010-12-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2011-03-31
CIK 1163612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web sit, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: US$206,175..

NOTE: The aggregate market value was computed by multiplying the number of outstanding shares of the registrant’s common stock, excluding those shares of record held by officers, directors and greater than five percent stockholders , by US$0.004 per share..

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at February 15, 2011.

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

Revenue from operations of sportsbook business was the only revenue source for the Company during the last seven years. The Company recorded a total revenue of US$1.70 million for the fiscal year 2003, and a total revenue of US$0.03 million for the fiscal year 2004. No revenue was recorded for the fiscal years 2005 through 2009 since the operations of sportsbook business were ceased and then discontinued.

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

In accordance with ASC Topic 360-10-40 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reported CTGH as a discontinued operation in 2005, and the audited financial results for the fiscal year 2004 had been restated and presented in the consolidated financial statements on the same basis accordingly.

1.5          CURRENT STATUS

The Company has been in an inactive or non-operating status since December 6, 2004, and currently remains as a shell company with its only activities of incurring non-operating expenses.

1.6          EMPLOYEES

Effective from March 2007 and until December 31, 2010, the Company had one (1) full time employee, with no compensation, in the capacities as chief executive officer and chief financial officer.

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

As at December 31, 2010, there were no patents, trademarks, licenses, franchises, concessions, and/or royalty agreements owned or possessed by the Company.

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

ITEM 4.            [REMOVED AND RESERVED]

PART   II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

5.1          OUTSTANDING SHARES AND STOCKHOLDERS

As at December 31, 2010, there were 99,963,615 shares of PVGS common stock with no par value issued and outstanding, and there were approximately 1,151  beneficial holders of PVGS common stock.

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

QUARTER ENDED	HIGH		LOW

March 31, 2010	US$	0.002	US$	0.002
June 30, 2010	US$	0.003	US$	0.003
September 30, 2010	US$	0.003	US$	0.003
December 31, 2010	US$	0.004	US$	0.004

March 31, 2009	US$	0.001	US$	0.001
June 30, 2009	US$	0.003	US$	0.003
September 30, 2009	US$	0.005	US$	0.005
December 31, 2009	US$	0.002	US$	0.002

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

There were no previously authorized equity compensation plans carried forward upon the Company’s reorganization in January 2003, and there have been no equity compensation plans adopted and no equity securities issued for any equity compensation plans since the Company’s reorganization in January 2003. As at December 31, 2010, there were no outstanding equity compensation plans, options or warrants to be exercised and no equity securities to be issued for such purposes.

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

7.2          RESULTS OF OPERATIONS

7.2.1       Revenue and Expenses

As described in Item 1 hereof, the Company has remained in an inactive or non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the fiscal years ended December 31, 2010 and 2009.

Total expenses for the fiscal year ended December 31, 2010 were US$53,523 against US$60,119 a year before. Expenses were for professional fees and miscellaneous administrative expenses in the two fiscal years.

7.2.2       Net Loss

Net Loss for the fiscal year ended December 31, 2010 was US$53,523 against a net loss of US$60,119 a year before.

7.2.3       Liquidity and Capital Resources

As at December 31, 2010, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash in-flow from the principal stockholder, which is unsecured and could be discontinued at any time.

7.3          OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-K, as at the end of the fiscal year 2010 and any interim period in the current fiscal year.

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

7.5          ADDITIONAL CAUTIONARY STATEMENTS AND RISK FACTORS

7.5.1       Going Concern

The financial statements presented in this annual report have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, in light of that as at December 31, 2010, the Company retained its total assets as minimal as US$12,500, and particularly, in this minimal amount of assets the Company retained no cash or cash equivalents to support its needs of cash payments for any current expenses which may be required for its continuation as a going concern.

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

7.5.2       Limited Market

The market for our stock is limited. Our common stock is currently traded on the Pink Sheets under the symbol “PVEG.PK”. On February 15, 2011, the last reported sale price of our common stock on the Pink Sheets was US$0.004 per share. However, we consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.

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

To the Stockholders and Board of Directors

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

(incorporated in Colorado with limited liability)

We have audited the accompanying balance sheets of Pacific Vegas Global Strategies, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Vegas Global Strategies, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2(b) to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in note 2(b) including, but not limited to, continued financial support by the principal stockholder, which can be discontinued at her own discretion. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MAZARS CPA LIMITED

Certified Public Accountants
Hong Kong
March 31, 2011

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Statements of Operations

		Year ended December 31,		Period from re-entering development stage on January 1, 2006 to December 31,
	Note	2010	2009	2010
		US$	US$	US$

Revenue		—	—	—

Expenses
General and administrative expenses		(53,523)	(60,119)	(250,710)

Loss before income tax		(53,523)	(60,119)	(250,710)

Income tax expense	4	—	—	—

Net loss		(53,523)	(60,119)	(250,710)

Loss per share of common stock:
Basic and diluted	5	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Balance Sheets

		As of December 31,
	Note	2010	2009
		US$	US$
Assets
Current assets
Deposits and prepayments	3	12,500	12,500

Total current assets		12,500	12,500

Total assets		12,500	12,500

Liabilities and stockholders’ deficit
Current liabilities
Due to a stockholder	6	266,008	212,825
Accrued expenses		17,400	17,060

Total current liabilities		283,408	229,885

Total liabilities		283,408	229,885

Stockholders’ deficit
Common stock,
Authorized:
No par value, 500,000,000 shares of common stock as of December 31, 2010 and 2009
Issued and outstanding:
No par value, 99,963,615 shares of common stock as of December 31, 2010 and 2009		—	—
Additional paid-in capital		2,500,000	2,500,000

Accumulated deficit before re-entering development stage		(2,466,675)	(2,466,675)
Accumulated deficit during development stage		(304,233)	(250,710)

Accumulated losses		(2,770,908)	(2,717,385)

Total stockholders’ deficit		(270,908)	(217,385)

Total liabilities and stockholders’ deficit		12,500	12,500

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Statements of Cash Flows

	Year ended December 31,		Period from re-entering development stage on January 1, 2006 to December 31,
	2010	2009	2010
	US$	US$	US$
Cash flows used in operating activities
Net loss	(53,523)	(60,119)	(250,710)
Adjustment to reconcile net loss to net cash from operating activities:
Other current asset	—	(10,125)	58,048
Accrued expenses	340	760	(20,163)

Net cash used in operating activities	(53,183)	(69,484)	(212,825)

Cash flows from financing activities
Advances from a stockholder	53,183	69,484	212,825

Net cash from financing activities	53,183	69,484	212,825

Net decrease in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Statement of Changes in Stockholders’ Equity

	Common stock		Additional
	Number of shares	Amount	paid-in capital	Accumulated losses	Total
		US$	US$	US$	US$

As of January 1, 2009	99,963,615	—	2,500,000	(2,657,266)	(157,266)

Total comprehensive income:
Net loss for the year	—	—	—	(60,119)	(60,119)

As of December 31, 2009	99,963,615	—	2,500,000	(2,717,385)	(217,385)

Total comprehensive income:
Net loss for the year	—	—	—	(53,523)	(53,523)

As of December 31, 2010	99,963,615	—	2,500,000	(2,770,908)	(270,908)

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

(A Development Stage Enterprise)

Notes to the Financial Statements

1.                                      ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (“PVGS”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990.

Upon the expiry of an International Gaming License granted by the government of the Commonwealth of Dominica on December 6, 2004, the Board of Directors of the Company resolved to cease the then business due to significant losses incurred. After the full discontinuance of such business in 2005 and becoming a shell company, the Company has reentered the development stage since January 1, 2006 and has been reporting as a Development Stage Entity under FASB Accounting Standard Codification (“ASC”) Topic 915 - Development Stage Enterprises.

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

(b)                                Preparation of financial statements

The Company had a negative working capital and a stockholders’ deficit of US$270,908 as of December 31, 2010. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern as the Company had total liabilities in excess of its total assets and maintained no revenue-generating operations since December 6, 2004. In light of the situation, the Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in procuring any of such efforts.

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

(b)                                Preparation of financial statements (continued)

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

(g)                                Fair value of financial statements

The estimated fair values for financial instruments under ASC Topic 820 “Fair Value Measurements and Disclosures about Fair Value of Financial Instruments”, are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The estimated fair values of the Company’s financial instruments, which include cash and other payables approximate their carrying values in the consolidated financial statements because of the short-term maturity of those instruments.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Notes to the Financial Statements

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)                                Recently issued accounting standards

As of the date that this annual report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

3.                                      DEPOSITS AND PREPAYMENT

The amount represents retainer fee paid in advance to the Company’s lawyer.

4.                                      INCOME TAXES

The ASC Topic 740 “Income Taxes” clarifies the accounting and disclosure for uncertainty in tax positions, as defined, and prescribes the measurement process and a minimum recognition threshold for a tax position, taken or expected to be taken in a tax return, that is required to be met before being recognized in the financial statements. Under ASC Topic 740, the Company must recognize the tax benefit from an uncertain position only if it is more-likely-than-not the tax position will be sustained on examination by the tax authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

Pursuant to the provision of ASC Topic 740, the Company has analyzed its filing position in the jurisdiction where it is subject to income tax. As of December 31, 2010 and 2009, the Company has identified United States in which it is subject to income tax. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As of December 31, 2010 and 2009, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties or open tax years which is subject to examination.

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

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Notes to the Financial Statements

7.                                      COMMITMENTS AND CONTINGENCIES

As of December 31, 2010 and 2009, the Company had no material outstanding commitment and contingencies.

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

ITEM 9A.          CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based upon that evaluation, our management has concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

(b)   Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. Our management evaluated the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Not applicable.

(d)     Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

10.1        DIRECTORS AND EXECUTIVE OFFICERS

Information about our directors and executive officers during the year ended and as of December 31, 2010 is set forth as follows:

Name	Age	Office (1)	Term Expires ((2)
Kwan Sin Yee	58	Director, Chief Executive Officer and Chief Financial Officer (3)

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

Name and Principal Position	Fiscal Year	Basic Salary	Bonus	Options Granted	Other Compensation (1)
		US$	US$	US$	US$
Kwan Sin Yee	2010	—	—	—	—
(Chief Executive Officer & Chief Financial Officer)	2009	—	—	—	—
Raymond Chou	2010	—	—	—	—
(Chief Executive Officer)	2009	—	—	—	—
Richard Wang	2010	—	—	—	—
(Chief Financial Officer)	2009	—	—	—	—

(1)    Kwan Sin Yee was appointed in August 23, 2007 and there was no compensation paid to her in 2010, 2009and 2008.

Raymond Chou resigned as of August 23, 2007 and there was no compensation paid to him in 2010, 2009 and 2008.

Richard Wang has resigned as of March 15, 2007 and there was no compensation paid to him in 2010, 2009 and 2008.

11.2        SUMMARY OF OPTION GRANTS

There has been no grant of any stock options made to any executive officers or any employees of the Company or its subsidiaries in the last four fiscal years since the Company’s reorganization with CTGH in January 2003.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock owned beneficially as at December 31, 2010 by each person known by us to have owned beneficially more than five percent of such shares then outstanding, by each of our directors and officers and by all of our directors and officers as a group. This information gives effect to securities deemed outstanding pursuant to Rule 13d 3(d)(l) under the Securities Exchange Act of 1934, as amended. As to the knowledge of our management, no person owns beneficially more than five percent of the Company’s outstanding shares of common stock as at December 31, 2010 except as set forth below.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class Beneficially Owned
Raymond Chou (1)	6,220,000	6.22%
	Common Stock	Common Stock
Kwan Sin Yee (2)	42,200,000	42.21%
	Common Stock	Common Stock
	48,420,000	48.43%
	Common Stock	Common Stock

(1)   The business address is 16/F, Winsome House, 73 Wyndham Street, Central, Hong Kong.

(2)   The business address is 7/F, Flat B, 110 Soy Street, Kowloon, Hong Kong.

On August 23, 2007, pursuant to a Stock Purchase Agreement dated August 23, 2007 between Raymond Chou (“Chou”) and Kwan, Sin Yee (“Kwan”), Kwan purchased 36,500,000 shares of the common stock of the Company from Chou for a purchase price of US$109,500.  The 36,500,000 shares represented 36.5% of the total shares of the Company issued and outstanding on August 23, 2007. Ms. Kwan owns 42,200,000 shares, or 42.2% of the total shares of the Company issued and outstanding after the abovementioned stock purchase transaction and on the date of this report.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no related party transactions other than the private financing by loans to us from our principal stockholder, who is also the sole director of the Company, during the last two fiscal years ended December 31, 2010 and 2009. All private loans from the principal stockholder to the Company were unsecured, interest free and not subject to fixed term of repayment.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)   Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were US$32,092 for fiscal 2010 and US$32,079 for fiscal 2009.

(2)   Audit Related Fees. The aggregate fees billed in each of the last two fiscal years for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item (1) above were nil for both fiscal 2010 and 2009.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	March 31, 2011	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	March 31, 2011
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	March 31, 2011
Kwan Sin Yee