Form 10-Q
period 2011-09-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2011-11-14
CIK 1163612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at September 30, 2011

PART   I  FINANCIAL INFORMATION

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

PART I:                                       FINANCIAL INFORMATION

ITEM 1.                                         FINANCIAL STATEMENTS

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Unaudited Condensed Statements of Operations

		Three months ended September 30,		Nine months ended September 30,		Period from re-entering development stage on January 1, 2006 to September 30,
	Note	2011	2010	2011	2010	2011
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		US$	US$	US$	US$	US$

Revenue		—	—	—	—	—

Expenses
General and administrative expenses		(9,095)	(10,120)	(26,442)	(28,486)	(330,675)

Loss before income taxes		(9,095)	(10,120)	(26,442)	(28,486)	(330,675)

Income tax expense	4	—	—	—	—	—

Net loss and total comprehensive loss		(9,095)	(10,120)	(26,442)	(28,486)	(330,675)

Loss per share:
Basic and diluted	5	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615	99,963,615	99,963,615	99,963,615

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Unaudited Condensed Balance Sheets

		As of	As of
		September 30,	December 31,
	Note	2011	2010
		(Unaudited)
		US$	US$
ASSETS

Current assets
Deposits and prepayments		5,000	12,500

Total current assets		5,000	12,500

Total assets		5,000	12,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Due to a principal stockholder	6	295,080	266,008
Accrued expenses		7,270	17,400

Total current liabilities		302,350	283,408

Commitments and contingencies	7
Stockholders’ deficit
Common stock, no par value, 500,000,000 shares authorized, 99,963,615 shares issued and outstanding		—	—

Additional paid-in capital		2,500,000	2,500,000

Accumulated losses before re-entering development stage		(2,466,675)	(2,466,675)
Accumulated losses during development stage		(330,675)	(304,233)
Accumulated losses		(2,797,350)	(2,770,908)

Total stockholders’ deficit		(297,350)	(270,908)

Total liabilities and stockholders’ deficit		5,000	12,500

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows

	Nine months ended September 30,		Period from re-entering development stage on January 1, 2006 to September
	2011	2010	30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows used in operating activities
Net loss	(26,442)	(28,486)	(330,675)
Adjustments to reconcile net loss to net cash used in operating activities:

Deposits and prepayments	7,500	7,500	65,548
Accrued expenses	(10,130)	(9,491)	(29,953)

Net cash used in operating activities	(29,072)	(30,477)	(295,080)

Cash flow from financing activities
Advances from a principal stockholder	29,072	30,477	295,080

Net cash from financing activities	29,072	30,477	295,080

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	—	—	—

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

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

2.                       PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements as of September 30, 2011 and 2010 have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2011 and for all periods presented. Information as of December 31, 2010 was derived from the audited financial statements of the Company for the year ended December 31, 2010.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2010. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the full year.

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

The Company had a negative working capital and a stockholders’ deficit of US$297,350 as of September 30, 2011. The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern as the Company had total liabilities in excess of its total assets. In light of the situation, the Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in procuring of such efforts. The Company has maintained no revenue-generating or cash in-flow operations since December 6, 2004 and has relied on cash injections from the principal stockholder of the Company, who has undertaken to finance the Company for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, the principal stockholder retains her right to discontinue such financing at her own discretion. It is uncertain as for how long or to what extent such a period of time would be “reasonable” to the discretion of the principal stockholder, and there can be no assurance that the financing from the principal stockholder will not be discontinued at any time.

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

4.                     INCOME TAXES

Subject to the provision of ASC Top 740, the Company has analyzed its filing position in the jurisdiction where it is subject to income tax. As of September 30, 2011 and December 31, 2010, the Company has identified United States in which it is subject to income tax. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As of September 30, 2011 and December 31, 2010, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties.

5.                       LOSS PER SHARE

Basic loss per share is based on the weighted average number of common stock outstanding during each period.

The Company had no potential common stock instruments with a dilutive effect for any period presented and therefore basic and diluted loss per share are the same.

6.                       DUE TO A PRINCIPAL STOCKHOLDER

The amount due is unsecured, interest-free and repayable on demand. The fair value of advances, which are interest-free, cannot be estimated reliably due to the relationship between the principal stockholder and the Company.

7.                       COMMITMENTS AND CONTINGENCIES

As of September 30, 2011 and December 31, 2010, the Company had no material outstanding commitments and contingencies.

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

1                        Revenue and Expenses

The Company has remained in an inactive and non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the three months and nine months ended September 30, 2011and 2010.

Total expenses for the three months and nine months ended September 30, 2011 were US$9,095 and US$26,442 against US$10,120 and US$28,486, for the same period last year. Expenses represent professional fees and miscellaneous administrative expenses in the two periods.

2                        Net Loss

Net loss for the three months and nine months ended September 30, 2011 were US$9,095 and US$26,442 against a net loss of US$10,120 and US$28,486 a year before respectively.

3                        Cashflows,  Liquidity and Capital Resources

As of September 30, 2011 and December 31, 2010, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash inflow from the principal stockholder, which is unsecured and could be discontinued at any time.

4                         Plan of Operation

The Company has been in non-operating status and remains as a shell company since December 6, 2004. The Company has planned for a reorganization to acquire sufficient capital funds and engage into a selected business. However, there can be no assurance as to when or whether the Company will be able to accomplish this plan.

5                         Going Concern

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

ITEM 4                                              CONTROLS AND PROCEDURES

(a)                                                                     Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-l5(e) and Rule 15d-15(e) under the Exchange Act, the management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at the end of the quarterly period, and based upon that evaluation, management concluded that the disclosure controls and procedures were effective, as of September 30, 2011.

(b)                                                                        Changes in Internal Controls

Pursuant to Rule 13a-l5(d) and Rule 15d-15(d) under the Exchange Act, the management has evaluated the Company’s internal control over financial reporting as of September 30, 2011 and concluded that there was no change that materially affect the internal control over financial reporting cover by this report.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	November 14 , 2011	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	November 14, 2011
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	November 14, 2011
Kwan Sin Yee