Form 10-K
period 2012-12-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2013-03-28
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☒  NO  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: US$51,544.

NOTE: The aggregate market value was computed by multiplying the number of outstanding shares of the registrant’s common stock, excluding those shares of record held by officers, directors and greater than five percent stockholders, by $0.001 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at February 15, 2013.

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

Our principal executive office is located at Room 2, LG/F., Kai Wong Commercial Building, 222 Queen’s Road Central, Hong Kong, telephone (852) 3154-9370.

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

Revenue from operations of sportsbook business was the only revenue source for the Company during the last ten years. The Company recorded a total revenue of US$1.70 million for the fiscal year 2003, and a total revenue of US$0.03 million for the fiscal year 2004. No revenue was recorded for the fiscal years 2005 through 2012 since the operations of sportsbook business were ceased and then discontinued.

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

1.6          EMPLOYEES

Effective from March 2007 and until December 31, 2012, the Company had one (1) full time employee, with no compensation, in the capacities as chief executive officer and chief financial officer.

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

As at December 31, 2012, there were no patents, trademarks, licenses, franchises, concessions, and/or royalty agreements owned or possessed by the Company.

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

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART   II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

5.1                               OUTSTANDING SHARES AND STOCKHOLDERS

As at December 31, 2012, there were 99,963,615 shares of PVGS common stock with no par value issued and outstanding, and there were approximately 1,149 beneficial holders of PVGS common stock.

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

QUARTER ENDED	HIGH		LOW

March 31, 2012	US$	0.0005	US$	0.0005
June 30, 2012	US$	0.001	US$	0.001
September 30, 2012	US$	0.0009	US$	0.0009
December 31, 2012	US$	0.0009	US$	0.0009

March 31, 2011	US$	0.005	US$	0.005
June 30, 2011	US$	0.007	US$	0.007
September 30, 2011	US$	0.007	US$	0.007
December 31, 2011	US$	0.005	US$	0.005

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

There were no previously authorized equity compensation plans carried forward upon the Company’s reorganization in January 2003, and there have been no equity compensation plans adopted and no equity securities issued for any equity compensation plans since the Company’s reorganization in January 2003. As at December 31, 2012, there were no outstanding equity compensation plans, options or warrants to be exercised and no equity securities to be issued for such purposes.

ITEM 6.                                                SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our presentation in this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s current projections or expectations with regard to the future operations or business. Such projections or expectations are expressed in good faith and believed to have a reasonable basis, but there can be no assurance that such projections or expectations will prove to be correct or accurate, and as a result of certain risks and uncertainties, actual results of operations may differ materially.

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

7.2                               RESULTS OF OPERATIONS

7.2.1                     Revenue and Expenses

As described in Item 1 hereof, the Company has remained in an inactive or non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the fiscal years ended December 31, 2012 and 2011.

Total expenses for the fiscal year ended December 31, 2012 were US$53,768 against US$50,747 a year before. Expenses were for professional fees and miscellaneous administrative expenses in the two fiscal years.

7.2.2                     Net Loss

Net Loss for the fiscal year ended December 31, 2012 was US$53,768 against a net loss of US$50,747 a year before.

7.2.3                     Liquidity and Capital Resources

As at December 31, 2012, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash in-flow from the principal stockholder, which is unsecured and could be discontinued at any time.

7.3                               OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-K, as at the end of the fiscal year 2012 and any interim period in the current fiscal year.

7.4                               PLAN OF OPERATION

All statements presented in this section regarding our financial position and operating and strategic initiatives are forward-looking statements, where we or our management express(es) an expectation or belief as to future results. Such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to, general economic and business conditions, competition and development in the industries, the business abilities and judgment of personnel, the impacts of unusual events resulting from ongoing evaluations of business strategies, and changes in business strategies.

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

7.5                               ADDITIONAL CAUTIONARY STATEMENTS AND RISK FACTORS

7.5.1                     Going Concern

The financial statements presented in this annual report have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, in light of that as at December 31, 2012, the Company retained its total assets as minimal as US$12,500, and particularly, in this minimal amount of assets the Company retained no cash or cash equivalents to support its needs of cash payments for any current expenses which may be required for its continuation as a going concern.

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

7.5.2                     Limited Market

The market for our stock is limited. Our common stock is currently traded on the Pink Sheets under the symbol “PVEG.PK”. On February 15, 2013, the last reported sale price of our common stock on the Pink Sheets was US$0.0015 per share. However, we consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.

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

To the Stockholders and Sole Director

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

(incorporated in Colorado with limited liability)

We have audited the accompanying balance sheets of Pacific Vegas Global Strategies, Inc. as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and for the period from January 1, 2006 (inception of re-entering the development stage) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Pacific Vegas Global Strategies, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, and for the period from January 1, 2006 (inception of re-entering the development stage) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

/s/ MAZARS CPA LIMITED

MAZARS CPA LIMITED

Certified Public Accountants
Hong Kong

March 28, 2013

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Statements of Operations

		Year ended December 31,		Period from re-entering development stage on January 1, 2006 to December 31,
	Note	2012	2011	2012
		US$	US$	US$

Revenue		—	—	—

Expenses
General and administrative expenses		(53,768)	(50,747)	(408,748)

Loss before income tax		(53,768)	(50,747)	(408,748)

Income tax expense	4	—	—	—

Net loss		(53,768)	(50,747)	(408,748)

Loss per share of common stock:
Basic and diluted	5	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Balance Sheets

		As of December 31,
	Note	2012	2011
		US$	US$
Assets
Current assets
Deposits and prepayments	3	12,500	12,500

Total current assets		12,500	12,500

Total assets		12,500	12,500

Liabilities and stockholders’ deficit
Current liabilities
Due to a stockholder	6	370,423	317,955
Accrued expenses		17,500	16,200

Total current liabilities		387,923	334,155

Total liabilities		387,923	334,155

Commitments and contingencies	7	—	—

Stockholders’ deficit
Common stock,
Authorized:
No par value, 500,000,000 shares of common stock as of December 31, 2012 and 2011
Issued and outstanding:		—	—
No par value, 99,963,615 shares of common stock as of December 31, 2012 and 2011
Additional paid-in capital		2,500,000	2,500,000

Accumulated deficit before re-entering development stage		(2,466,675)	(2,466,675)
Accumulated deficit during development stage		(408,748)	(354,980)

Accumulated losses		(2,875,423)	(2,821,655)

Total stockholders’ deficit		(375,423)	(321,655)

Total liabilities and stockholders’ deficit		12,500	12,500

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Statements of Cash Flows

	Year ended December 31,		Period from re-entering development stage on January 1, 2006 to December 31,
	2012	2011	2012
	US$	US$	US$
Cash flows used in operating activities
Net loss	(53,768)	(50,747)	(408,748)
Adjustment to reconcile net loss to net cash used in operating activities:
Other current asset	—	—	58,048
Accrued expenses	1,300	(1,200)	(19,723)

Net cash used in operating activities	(52,468)	(51,947)	(370,423)

Cash flows from financing activities
Advances from a stockholder	52,468	51,947	370,423

Net cash from financing activities	52,468	51,947	370,423

Net decrease in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	—	—	—

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Statement of Changes in Stockholders’ Equity

					Accumulated
				Accumulated	losses from
				losses before	inception of
	Common stock		Additional	re-entering	re-entering
	Number		paid-in	development	development
	of shares	Amount	capital	stage	stage	Total
		US$	US$	US$	US$	US$

As of January 1, 2006	99,963,615	—	2,500,000	(2,466,675)	—	33,325

Total comprehensive income:
Net loss for the year	—	—	—	—	(79,720)	(79,720)

As of December 31, 2006	99,963,615	—	2,500,000	(2,466,675)	(79,720)	(46,395)

Total comprehensive income:
Net loss for the year	—	—	—	—	(50,280)	(50,280)

As of December 31, 2007	99,963,615	—	2,500,000	(2,466,675)	(130,000)	(96,675)

Total comprehensive income:
Net loss for the year	—	—	—	—	(60,591)	(60,591)

As of December 31, 2008	99,963,615	—	2,500,000	(2,466,675)	(190,591)	(157,266)

Total comprehensive income:
Net loss for the year	—	—	—	—	(60,119)	(60,119)

As of December 31, 2009	99,963,615	—	2,500,000	(2,466,675)	(250,710)	(217,385)

Total comprehensive income:
Net loss for the year	—	—	—	—	(53,523)	(53,523)

As of December 31, 2010	99,963,615	—	2,500,000	(2,466,675)	(304,233)	(270,908)

Total comprehensive income:
Net loss for the year	—	—	—	—	(50,747)	(50,747)

As of December 31, 2011	99,963,615	—	2,500,000	(2,466,675)	(354,980)	(321,655)

Total comprehensive income:
Net loss for the year	—	—	—	—	(53,768)	(53,768)

As of December 31, 2012	99,963,615	—	2,500,000	(2,466,675)	(408,748)	(375,423)

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

(b)                                Preparation of financial statements

The Company had a negative working capital and a stockholders’ deficit of US$375,423 as of December 31, 2012. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern as the Company had total liabilities in excess of its total assets and maintained no revenue-generating operations since December 6, 2004. In light of the situation, the Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in procuring any of such efforts.

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

(g)                                 Fair value of financial instruments

The estimated fair values for financial instruments under ASC Topic 820 “Fair Value Measurements and Disclosures about Fair Value of Financial Instruments”, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision.  The estimated fair values of the Company’s financial instruments, which include accrued expenses, approximate their carrying values in the financial statements because of the short-term maturity of those instruments.

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

Pursuant to the provision of ASC Topic 740, the Company has analyzed its filing position in the jurisdiction where it is subject to income tax. As of December 31, 2012 and 2011, the Company has identified United States in which it is subject to income tax. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As of December 31, 2012 and 2011, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties for open tax years which is subject to examination.

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

7.                                      COMMITMENTS AND CONTINGENCIES

As of December 31, 2012 and 2011, the Company had no material outstanding commitment and contingencies.

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

Based upon that evaluation, our management has concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

(b)              Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. Our management evaluated the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

10.1        DIRECTORS AND EXECUTIVE OFFICERS

Information about our directors and executive officers during the year ended and as of December 31, 2012 is set forth as follows:

Name	Age	Office (1)	Term Expires ((2)
Kwan Sin Yee	60	Director, Chief Executive Officer and Chief Financial Officer (3)

(1)         The business address is Room 2, L/G/F., Kai Wong Commercial Building, 222 Queen’s Road Central, Hong Kong.

(2)         The term of office of each officer is at the discretion of the sole director.

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

Other than the appointment of Ms. Kwan Sin Yee as director, Chief Executive Officer and Chief Financial Officer in August 23, 2007, there was no other person nominated or chosen to any positions as directors or executive officers for the Company during the period covered by this report.

None of our existing director and/or executive officer holds any positions as director or officer in any other reporting companies.

None of our existing director and/or executive officer has been involved in any legal proceedings or such events as required to be disclosed under Item 4.01(d) of Regulation S-K.

There has been no material changes to the procedures by which our stockholders may recommend nominees to our sole director since our last disclosure in response to the requirements of Item 7(d)(2)(ii)(G) of Schedule 14A and Item 4.01(g) of Regulation S-K.

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

10.3        AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Currently the Company does not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act, or an equivalent committee performing similar functions. Our entire sole director is acting as the audit committee for the Company as specified in section 3(a)(58)(B) of the Exchange Act.

Currently the Company does not have audit committee financial expert serving on our audit committee or our sole director which is acting as the audit committee, due to the status that the Company has remained as a non-operating public shell since December 2004.

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

The following table, and its accompanying explanatory footnotes, presents the information of annual and long-term compensation, including all plan and non-plan compensation, whether in cash or non-cash, awarded to, earned by and/or paid to our chief executive officer and chief financial officer for her services rendered in all capacities to the Company for the last two fiscal years ended December 31, 2012 and 2011. Other than the compensation listed below, there has been no compensation from the Company, whether in cash or non-cash, by plan or non-plan, awarded to, earned by and/or paid to our executive officer.

Name and Principal Position	Fiscal Year	Basic Salary	Bonus	Options Granted	Other Compensation
		US$	US$	US$	US$

Kwan Sin Yee	2012	—	—	—	—
(Chief Executive Officer & Chief Financial Officer)	2011	—	—	—	—

11.2        SUMMARY OF OPTION GRANTS

There has been no grant of any stock options made to any executive officers or any employees of the Company or its subsidiaries in the last four fiscal years since the Company’s reorganization with CTGH in January 2003.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock owned beneficially as at December 31, 2012 by each person known by us to have owned beneficially more than five percent of such shares then outstanding, by each of our directors and officers and by all of our directors and officers as a group. This information gives effect to securities deemed outstanding pursuant to Rule 13d 3(d)(l) under the Exchange Act. To the knowledge of our management, no person owns beneficially more than five percent of the Company’s outstanding shares of common stock as at December 31, 2012 except as set forth below.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class Beneficially Owned
	6,220,000	6.22%
Raymond Chou (1)	Common Stock	Common Stock
	42,200,000	42.22%
Kwan Sin Yee (2)	Common Stock	Common Stock
	48,420,000	48.44%
	Common Stock	Common Stock

(1)         The business address is Room 2, LG/F., Kai Wong Commercial Building, 222 Queen’s Road Central, Hong Kong.

(2)         The business address is 7/F, Flat B, 110 Soy Street, Kowloon, Hong Kong.

On August 23, 2007, pursuant to a Stock Purchase Agreement dated August 23, 2007 between Raymond Chou (“Chou”) and Kwan, Sin Yee (“Kwan”), Kwan purchased 36,500,000 shares of the common stock of the Company from Chou for a purchase price of US$109,500. The 36,500,000 shares represented 36.5% of the total shares of the Company issued and outstanding on August 23, 2007. Ms. Kwan owns 42,200,000 shares, or 42.2% of the total shares of the Company issued and outstanding after the above-mentioned stock purchase transaction and on the date of this report.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no related party transactions other than the private financing by loans to us from our principal stockholder, who is also the sole director of the Company, during the last two fiscal years ended December 31, 2012 and 2011. All private loans from the principal stockholder to the Company were unsecured, interest free and not subject to fixed term of repayment.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)   Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were US$32,138 for fiscal 2012 and US$32,062 for fiscal 2011.

(2)   Audit Related Fees. The aggregate fees billed in each of the last two fiscal years for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item (1) above were nil for both fiscal 2012 and 2011.

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

(5)           We do not currently have a separate audit committee. Rather, our sole director serves as the audit committee. Our sole director approved all of the services described in items (1), (2), (3) and (4) above.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	March 28, 2013	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	March 28, 2013
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	March 28, 2013
Kwan Sin Yee