Form 10-Q
period 2014-09-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2014-11-14
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value outstanding as at September 30, 2014

PART   I  FINANCIAL INFORMATION

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

PART I:            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Unaudited Condensed Statements of Operations

		Three months ended September 30,		Nine months ended September 30,		Period from re-entering development stage on January 1, 2006 to September 30,
	Note	2014	2013	2014	2013	2014
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		US$	US$	US$	US$	US$

Revenue		—	—	—	—	—

Expenses
General and administrative expenses		(9,678)	(9,011)	(29,432)	(28,613)	(490,969)

Loss before income tax		(9,678)	(9,011)	(29,432)	(28,613)	(490,969)

Income tax expense	4	—	—	—	—	—

Net loss		(9,678)	(9,011)	(29,432)	(28,613)	(490,969)

Loss per share of common stock:
Basic and diluted	5	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615	99,963,615	99,963,615

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Unaudited Condensed Balance Sheets

		As of	As of
		September 30,	December 31,
	Note	2014	2013
		(Unaudited)
		US$	US$
ASSETS

Current assets
Deposits and prepayments		5,309	12,500

Total current assets		5,309	12,500

Total assets		5,309	12,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities Current liabilities
Due to a stockholder	6	455,238	424,512
Accrued expenses		7,715	16,200

Total current liabilities		462,953	440,712

Total liabilities		462,953	440,712

Commitments and contingencies	7	—	—
Stockholders’ deficit
Common stock, no par value, 500,000,000 shares authorized, 99,963,615 shares issued and outstanding		—	—

Additional paid-in capital		2,500,000	2,500,000

Accumulated deficit before re-entering development stage		(2,466,675)	(2,466,675)
Accumulated deficit during development stage		(490,969)	(461,537)
Accumulated losses		(2,957,644)	(2,928,212)

Total stockholders’ deficit		(457,644)	(428,212)

Total liabilities and stockholders’ deficit		5,309	12,500

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows

	Nine months ended September 30,		Period from re-entering development stage on January 1, 2006 to September 30,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows used in operating activities
Net loss	(29,432)	(28,613)	(490,969)
Adjustment to reconcile net loss to net cash used in operating activities:

Changes in working capital
Deposits and prepayments	7,191	7,500	65,239

Accrued expenses	(8,485)	(10,700)	(29,508)

Net cash used in operating activities	(30,726)	(31,813)	(455,238)

Cash flow from financing activities
Advances from a stockholder	30,726	31,813	455,238
Net cash from financing activities	30,726	31,813	455,238
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	—	—	—

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

2.                      PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements as of September 30, 2014 have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2014 and for all periods presented. Information as of December 31, 2013 was derived from the audited financial statements of the Company for the year ended December 31, 2013.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2013. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the operating results to be expected for the full year.

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

The Company had a negative working capital and a stockholders’ deficit of US$457,644 as of September 30, 2014. The accompanying condensed financial statements have been prepared in conformity with USGAAP, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern as the Company had total liabilities in excess of its total assets. In light of the situation, the Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in procuring of such efforts. The Company has maintained no revenue-generating or cash in-flow operations since December 6, 2004 and has relied on cash injections from the principal stockholder of the Company, who has undertaken to finance the Company for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, the principal stockholder retains her right to discontinue such financing at her own discretion. It is uncertain as for how long or to what extent such a period of time would be “reasonable” in the discretion of the principal stockholder, and there can be no assurance that the financing from the principal stockholder will not be discontinued at any time.

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

3.                      RECENTLY ISSUED ACCOUNTING STANDARDS

(i)                  The FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”, which removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

development stage entities and other reporting entities from USGAAP. It also eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows and changes in stockholders’ equity, (2) label the financial statements as those of a development stage entities, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

This ASU is effective for public entities for annual reporting periods beginning after December 15, 2014, and interim periods therein. Other than the presentation changes, the Company believes that its adoption of this ASU will not have any material impact on its financial statements.

(ii)                The FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions.

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

This ASU is effective for annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company believes that its adoption of the ASU will not have any material impact on its financial statements.

As of the date that this quarterly report is filed, except for the ASU 2014-10 and ASU 2014-15 as disclosed above, there are no other recently issued accounting pronouncements whose adoption would have a material impact on the Company’s financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

4.       INCOME TAXES

Subject to the provision of ASC Topic 740, the Company has analyzed its filing position in the jurisdiction where it is subject to income tax. As of September 30, 2014 and December 31, 2013, the Company has identified that it is subject to United States income tax. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As of September 30, 2014 and December 31, 2013, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company continues to remain subject to examination by U.S. federal authorities for the years 2009 to present.

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

7.                      COMMITMENTS AND CONTINGENCIES

As of September 30, 2014 and December 31, 2013, the Company had no material outstanding commitments and contingencies.

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

1.                                      Revenue and Expenses

The Company has remained in an inactive and non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the three months and nine months ended September 30, 2014 and 2013.

Total expenses for the three months and nine months ended September 30, 2014 were US$9,678 and US$29,432 against US$9,011 and US$28,613 for the same period last year. Expenses represent professional fees and miscellaneous administrative expenses in these periods.

2.                                      Net Loss

Net loss for the three months and nine months ended September 30, 2014 were US$9,678 and US$29,432 against a net loss of US$9,011 and US$28,613 for the same period last year.

3.                                      Cashflows, Liquidity and Capital Resources

As of September 30, 2014 and December 31, 2013, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash inflow from the principal stockholder, which is unsecured and could be discontinued at any time.

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

ITEM 4.                                                CONTROLS AND PROCEDURES

(a)                                 Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-l5(e) and Rule 15d-15(e) under the Exchange Act, the management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at the end of the quarterly period, and based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2014.

(b)                                 Changes in Internal Controls

Pursuant to Rule 13a-l5(d) and Rule 15d-15(d) under the Exchange Act, the management has evaluated the Company’s internal control over financial reporting as of September 30, 2014 and concluded that there was no change that materially affects the internal control over financial reporting covered by this report.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	November 14 , 2014
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	November 14 , 2014
Kwan Sin Yee