Form 10-K
period 2014-12-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2015-03-31
CIK 1163612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at March 16, 2015.

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

Revenue from operations of sportsbook business was the only revenue source for the Company during the last twelve years. The Company recorded a total revenue of US$1.70 million for the fiscal year 2003, and a total revenue of US$0.03 million for the fiscal year 2004. No revenue was recorded for the fiscal years 2005 through 2014 since the operations of sportsbook business were ceased and then discontinued.

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

1.6                               EMPLOYEES

Effective from March 2007 and until December 31, 2014, the Company had one (1) full time employee, with no compensation, in the capacities as chief executive officer and chief financial officer.

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

As at December 31, 2014, there were no patents, trademarks, licenses, franchises, concessions, and/or royalty agreements owned or possessed by the Company.

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

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

5.1                               OUTSTANDING SHARES AND STOCKHOLDERS

As at December 31, 2014, there were 99,963,615 shares of PVGS common stock with no par value issued and outstanding, and there were approximately 1,149 beneficial holders of PVGS common stock.

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

The nature of the market for common stocks trading on the Pink Sheets is generally limited, sporadic and highly volatile, and the absence of an active market may have an effect upon the high and low prices as reported. The following information sets forth the high and low last sale prices per share of our common stock for the periods indicated as reported by the Pink Sheets:

QUARTER ENDED	HIGH		LOW

March 31, 2014	US$	0.0155	US$	0.0155
June 30, 2014	US$	0.0145	US$	0.0145
September 30, 2014	US$	0.0145	US$	0.0145
December 31, 2014	US$	0.0110	US$	0.0110

March 31, 2013	US$	0.0018	US$	0.0018
June 30, 2013	US$	0.0053	US$	0.0053
September 30, 2013	US$	0.0054	US$	0.0054
December 31, 2013	US$	0.0120	US$	0.0120

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

There were no previously authorized equity compensation plans carried forward upon the Company’s reorganization in January 2003, and there have been no equity compensation plans adopted and no equity securities issued for any equity compensation plans since the Company’s reorganization in January 2003. As at December 31, 2014, there were no outstanding equity compensation plans, options or warrants to be exercised and no equity securities to be issued for such purposes.

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

7.2                               RESULTS OF OPERATIONS

7.2.1                     Revenue and Expenses

As described in Item 1 hereof, the Company has remained in an inactive or non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the fiscal years ended December 31, 2014 and 2013.

Total expenses for the fiscal year ended December 31, 2014 were US$53,969 against US$52,789 a year before. Expenses were for professional fees and miscellaneous administrative expenses in the two fiscal years.

7.2.2                     Net Loss

Net loss for the fiscal year ended December 31, 2014 was US$53,969 against a net loss of US$52,789 a year before.

7.2.3                     Liquidity and Capital Resources

As at December 31, 2014, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash in-flow from the principal stockholder, which is unsecured and could be discontinued at any time.

7.3                               OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-K, as at the end of the fiscal year 2014 and any interim periods in the current fiscal year.

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

7.5                               ADDITIONAL CAUTIONARY STATEMENTS AND RISK FACTORS

7.5.1                     Going Concern

The financial statements presented in this annual report have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, in light of that as at December 31, 2014, the Company retained its total assets as minimal as US$12,500, and particularly, in this minimal amount of assets the Company retained no cash or cash equivalents to support its needs of cash payments for any current expenses which may be required for its continuation as a going concern.

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

7.5.2                     Limited Market

The market for our stock is limited. Our common stock is currently traded on the Pink Sheets under the symbol “PVEG.PK”. On February 27, 2015, the last reported sale price of our common stock on the Pink Sheets was US$0.007 per share. However, we consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.

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

To the Stockholders and Sole Director

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

(incorporated in Colorado with limited liability)

We have audited the accompanying balance sheets of Pacific Vegas Global Strategies, Inc. as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and for the period from January 1, 2006 (inception of re-entering the development stage) to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Pacific Vegas Global Strategies, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, and for the period from January 1, 2006 (inception of re-entering the development stage) to December 31, 2014, in conformity with U.S. generally accepted accounting principles.

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

/s/ MAZARS CPA LIMITED

MAZARS CPA LIMITED

Certified Public Accountants
Hong Kong

March 31, 2015

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Statements of Operations

		Year ended December 31,		Period from re-entering development stage on January 1, 2006 to December 31,
	Note	2014	2013	2014
		US$	US$	US$

Revenue		—	—	—

Expenses
General and administrative expenses		(53,969)	(52,789)	(515,506)

Loss before income tax		(53,969)	(52,789)	(515,506)

Income tax expense	4	—	—	—

Net loss		(53,969)	(52,789)	(515,506)

Loss per share of common stock:
Basic and diluted	5	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Balance Sheets

		As of December 31,
	Note	2014	2013
		US$	US$
Assets
Current assets
Deposits and prepayments	3	12,500	12,500

Total current assets		12,500	12,500

Total assets		12,500	12,500

Liabilities and stockholders’ deficit
Current liabilities
Due to a stockholder	6	477,453	424,512
Accrued expenses		17,228	16,200

Total current liabilities		494,681	440,712

Total liabilities		494,681	440,712

Commitments and contingencies	7	—	—

Stockholders’ deficit
Common stock,
Authorized:
No par value, 500,000,000 shares of common stock as of December 31, 2014 and 2013
Issued and outstanding:
No par value, 99,963,615 shares of common stock as of December 31, 2014 and 2013		—	—
Additional paid-in capital		2,500,000	2,500,000

Accumulated deficit before re-entering development stage		(2,466,675)	(2,466,675)
Accumulated deficit during development stage		(515,506)	(461,537)

Accumulated losses		(2,982,181)	(2,928,212)

Total stockholders’ deficit		(482,181)	(428,212)

Total liabilities and stockholders’ deficit		12,500	12,500

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Statements of Cash Flows

	Year ended December 31,		Period from re-entering development stage on January 1, 2006 to December 31,
	2014	2013	2014
	US$	US$	US$
Cash flows used in operating activities
Net loss	(53,969)	(52,789)	(515,506)
Adjustment to reconcile net loss to net cash used in operating activities:
Other current asset	—	—	58,048
Accrued expenses	1,028	(1,300)	(19,995)

Net cash used in operating activities	(52,941)	(54,089)	(477,453)

Cash flows from financing activities
Advances from a stockholder	52,941	54,089	477,453

Net cash from financing activities	52,941	54,089	477,453

Net decrease in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	—	—	—

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

(A Development Stage Enterprise)

Statement of Changes in Stockholders’ Equity

	Common stock		Additional	Accumulated losses before re-entering	Accumulated losses from inception of re-entering
	Number of shares	Amount	paid-in capital	development stage	development stage	Total
		US$	US$	US$	US$	US$
As of January 1, 2006	99,963,615	—	2,500,000	(2,466,675)	—	33,325

Total comprehensive income:
Net loss for the year	—	—	—	—	(79,720)	(79,720)

As of December 31, 2006	99,963,615	—	2,500,000	(2,466,675)	(79,720)	(46,395)

Total comprehensive income:
Net loss for the year	—	—	—	—	(50,280)	(50,280)

As of December 31, 2007	99,963,615	—	2,500,000	(2,466,675)	(130,000)	(96,675)

Total comprehensive income:
Net loss for the year	—	—	—	—	(60,591)	(60,591)

As of December 31, 2008	99,963,615	—	2,500,000	(2,466,675)	(190,591)	(157,266)

Total comprehensive income:
Net loss for the year	—	—	—	—	(60,119)	(60,119)

As of December 31, 2009	99,963,615	—	2,500,000	(2,466,675)	(250,710)	(217,385)

Total comprehensive income:
Net loss for the year	—	—	—	—	(53,523)	(53,523)

As of December 31, 2010	99,963,615	—	2,500,000	(2,466,675)	(304,233)	(270,908)

Total comprehensive income:
Net loss for the year	—	—	—	—	(50,747)	(50,747)

As of December 31, 2011	99,963,615	—	2,500,000	(2,466,675)	(354,980)	(321,655)

Total comprehensive income:
Net loss for the year	—	—	—	—	(53,768)	(53,768)

As of December 31, 2012	99,963,615	—	2,500,000	(2,466,675)	(408,748)	(375,423)

Total comprehensive income:
Net loss for the year	—	—	—	—	(52,789)	(52,789)
As of December 31, 2013	99,963,615	—	2,500,000	(2,466,675)	(461,537)	(428,212)

Total comprehensive income:
Net loss for the year	—	—	—	—	(53,969)	(53,969)

As of December 31, 2014	99,963,615	—	2,500,000	(2,466,675)	(515,506)	(482,181)

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)                                Basis of accounting

The financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“USA”).

(b)                                Preparation of financial statements

The Company had a negative working capital and a stockholders’ deficit of US$482,181 as of December 31, 2014. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern as the Company had total liabilities in excess of its total assets and maintained no revenue-generating operations since December 6, 2004. In light of the situation, the Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in procuring any of such efforts.

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

(f)                                  Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the USA requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual amounts could differ from those estimates.

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

(A Development Stage Enterprise)

Notes to the Financial Statements

2.                                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)                                Recently issued accounting standards

(i)      The FASB issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”, which removes the definition of a development stage entity from the Master Glossary of the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the USA. It also eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows and changes in stockholders’ equity, (2) label the financial statements as those of a development stage entities, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

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

As of the date that this annual report is filed, except for the ASU 2014-10 and ASU 2014-15 as disclosed above, there are no other recently issued accounting pronouncements whose adoption would have a material impact on the Company’s financial statements.

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

Pursuant to the provision of ASC Topic 740, the Company has analyzed its filing position in the jurisdiction where it is subject to income tax. As of December 31, 2014 and 2013, the Company has identified United States in which it is subject to income tax. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As of December 31, 2014 and 2013, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties for open tax years which is subject to examination.

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

7.                                      COMMITMENTS AND CONTINGENCIES

As of December 31, 2014 and 2013, the Company had no material outstanding commitment and contingencies.

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

Based upon that evaluation, our management has concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

(b)                   Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. Our management evaluated the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

ITEM 9B.     OTHER INFORMATION

None

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

10.1        DIRECTORS AND EXECUTIVE OFFICERS

Information about our directors and executive officers during the year ended and as of December 31, 2014 is set forth as follows:

Name	Age	Office (1)	Term Expires (2)
Kwan Sin Yee	62	Director, Chief Executive Officer and Chief Financial Officer (3)

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

The following table, and its accompanying explanatory footnotes, presents the information of annual and long-term compensation, including all plan and non-plan compensation, whether in cash or non-cash, awarded to, earned by and/or paid to our chief executive officer and chief financial officer for her services rendered in all capacities to the Company for the last two fiscal years ended December 31, 2014 and 2013. Other than the compensation listed below, there has been no compensation from the Company, whether in cash or non-cash, by plan or non-plan, awarded to, earned by and/or paid to our executive officer.

Name and Principal Position	Fiscal Year	Basic Salary	Bonus	Options Granted	Other Compensation
		US$	US$	US$	US$

Kwan Sin Yee	2014	—	—	—	—
(Chief Executive Officer & Chief Financial Officer)	2013	—	—	—	—

11.2                        SUMMARY OF OPTION GRANTS

There has been no grant of any stock options made to any executive officers or any employees of the Company in the last twelve fiscal years since the Company’s reorganization with CTGH in January 2003.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock owned beneficially as at December 31, 2014 by each person known by us to have owned beneficially more than five percent of such shares then outstanding, by each of our directors and officers and by all of our directors and officers as a group. This information gives effect to securities deemed outstanding pursuant to Rule 13d 3(d)(l) under the Securities Exchange Act of 1934, as amended. As to the knowledge of our management, no person owns beneficially more than five percent of the Company’s outstanding shares of common stock as at December 31, 2014 except as set forth below.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class Beneficially Owned
	6,220,000	6.22%
Raymond Chou (1)	Common Stock	Common Stock

	42,200,000	42.22%
Kwan Sin Yee (1)	Common Stock	Common Stock

	48,420,000	48.44%
	Common Stock	Common Stock

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

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no related party transactions other than the private financing by loans to us from our principal stockholder, who is also the sole director of the Company, during the last two fiscal years ended December 31, 2014 and 2013. All private loans from the principal stockholder to the Company were unsecured, interest free and not subject to fixed term of repayment.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)                   Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were US$32,817 for fiscal 2014 and US$32,111 for fiscal 2013.

(2)                   Audit Related Fees. The aggregate fees billed in each of the last two fiscal years for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item (1) above were nil for both fiscal 2014 and 2013.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	March 31, 2015	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer, Secretary and Director	March 31, 2015
Kwan Sin Yee

/s/ KWAN SIN YEE	Chief Financial Officer	March 31, 2015
Kwan Sin Yee