Form 10-Q
period 2016-06-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2016-08-15
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at June 30, 2016

PART   I              FINANCIAL INFORMATION

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

PART I:                                     FINANCIAL INFORMATION

ITEM 1.                                    FINANCIAL STATEMENTS

Pacific Vegas Global Strategies, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Income

		Three months ended June 30,		Six months ended June 30,
	Note	2016	2015	2016	2015
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		US$	US$	US$	US$

Revenue		—	—	—	—

Expenses
General and administrative expenses		(9,832)	(9,428)	(19,388)	(18,911)

Loss before income tax		(9,832)	(9,428)	(19,388)	(18,911)

Income tax expense	4	—	—	—	—

Net loss and total comprehensive loss		(9,832)	(9,428)	(19,388)	(18,911)

Loss per share of common stock:
Basic and diluted	5	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615	99,963,615	99,963,615

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Unaudited Condensed Balance Sheets

		As of	As of
		June 30,	December 31,
	Note	2016	2015
		(Unaudited)
		US$	US$
ASSETS

Current assets
Deposits and prepayments		7,500	12,500

Total current assets		7,500	12,500

Total assets		7,500	12,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Due to a stockholder	6	555,031	530,285
Accrued expenses		7,000	17,358

Total current liabilities		562,031	547,643

Total liabilities		562,031	547,643

Commitments and contingencies	7	—	—

Stockholders’ deficit
Common stock, no par value, 500,000,000 shares authorized, 99,963,615 shares issued and outstanding		—	—

Additional paid-in capital		2,500,000	2,500,000
Accumulated losses		(3,054,531)	(3,035,143)

Total stockholders’ deficit		(554,531)	(535,143)

Total liabilities and stockholders’ deficit		7,500	12,500

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Unaudited Condensed Statements of Cash Flows

	Six months ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows used in operating activities
Net loss	(19,388)	(18,911)
Adjustment to reconcile net loss to net cash used in operating activities:

Changes in working capital:
Deposits and prepayments	5,000	5,000
Accrued expenses	(10,358)	(3,478)

Net cash used in operating activities	(24,746)	(17,389)

Cash flows from financing activities
Advances from a stockholder	24,746	17,389

Net cash from financing activities	24,746	17,389

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	—	—

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

2.              PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements as of June 30, 2016 have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2016 and for all periods presented. Information as of December 31, 2015 was derived from the audited financial statements of the Company for the year ended December 31, 2015.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2015. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the operating results to be expected for the full year.

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

The Company had a negative working capital and a stockholders’ deficit of US$554,531 as of June 30, 2016. The accompanying condensed financial statements have been prepared in conformity with USGAAP, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern as the Company had total liabilities in excess of its total assets. In light of the situation, the Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in procuring of such efforts. The Company has maintained no revenue-generating or cash in-flow operations since December 6, 2004 and has relied on cash injections from the principal stockholder of the Company, who has undertaken to finance the Company for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, the principal stockholder retains her right to discontinue such financing at her own discretion. It is uncertain as for how long or to what extent such a period of time would be “reasonable” in the discretion of the principal stockholder, and there can be no assurance that the financing from the principal stockholder will not be discontinued at any time.

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

4.              INCOME TAXES

Subject to the provision of ASC Topic 740, the Company has analyzed its filing position in the jurisdictions where it is subject to income tax. As of June 30, 2016 and December 31, 2015, the Company has identified United States in which it is subject to income tax. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As of June 30, 2016 and December 31, 2015, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company is subject to examination by U.S. federal authorities.

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

7.              COMMITMENTS AND CONTINGENCIES

As of June 30, 2016 and December 31, 2015, the Company had no material outstanding commitments and contingencies.

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

1                Revenue and Expenses

The Company has remained in an inactive and non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the three months and six months ended June 30, 2016 and 2015.

Total expenses for the three months and six months ended June 30, 2016 were US$9,832 and US$19,388 against US$9,428 and US$18,911 for the same period last year. Expenses represent professional fees and miscellaneous administrative expenses in these periods.

2                Net Loss

Net loss for the three months and six months ended June 30, 2016 were US$9,832 and US$19,388 against a net loss of US$9,428 and US$18,911 for the same period last year.

3                Cashflows, Liquidity and Capital Resources

As of June 30, 2016 and December 31, 2015, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash inflow from the principal stockholder, which is unsecured and could be discontinued at any time.

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

ITEM 4                                                   CONTROLS AND PROCEDURES

(a)                                                              Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-l5(e) and Rule 15d-15(e) under the Exchange Act, the management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at the end of the quarterly period, and based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2016.

(b)                                                              Changes in Internal Controls

Pursuant to Rule 13a-l5(d) and Rule 15d-15(d) under the Exchange Act, the management has evaluated the Company’s internal control over financial reporting as of June 30, 2016 and concluded that there was no change that materially affects the internal control over financial reporting covered by this report.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	August 15, 2016
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	August 15, 2016
Kwan Sin Yee