Form 10-Q
period 2017-09-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2017-11-14
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at November 14, 2017.

PART I:            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

Pacific Vegas Global Strategies, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

		Three months ended September 30,		Nine months ended September 30,
	Note	2017	2016	2017	2016
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		US$	US$	US$	US$
Revenue		—	—	—	—
Expenses
General and administrative expenses		(9,921)	(9,720)	(29,244)	(29,108)
Loss before income tax		(9,921)	(9,720)	(29,244)	(29,108)
Income tax expenses	4	—	—	—	—
Net loss and total comprehensive loss		(9,921)	(9,720)	(29,244)	(29,108)
Loss per share of common stock:
Basic and diluted	5	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common stock outstanding		99,963,615	99,963,615	99,963,615	99,963,615

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Unaudited Condensed Balance Sheets

		As of	As of
		September 30,	December 31,
	Note	2017	2016
		(Unaudited)	US$
		US$
ASSETS
Current assets
Deposits and prepayments	6	20,000	12,500

Total current assets		20,000	12,500

Total assets		20,000	12,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Due to a stockholder	7	630,777	584,694
Accrued expenses		7,000	16,339

Total current liabilities		637,777	601,033

Total liabilities		637,777	601,033

Commitments and contingencies	8	—	—

Stockholders’ deficit
Common stock, no par value, 500,000,000 shares authorized, 99,963,615 shares issued and outstanding		—	—

Additional paid-in capital		2,500,000	2,500,000
Accumulated losses		(3,117,777)	(3,088,533)

Total stockholders’ deficit		(617,777)	(588,533)

Total liabilities and stockholders’ deficit		20,000	12,500

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Unaudited Condensed Statements of Cash Flows

	Nine months ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows used in operating activities
Net loss	(29,244)	(29,108)
Adjustment to reconcile net loss to net cash used in operating activities:

Changes in working capital:
Deposits and prepayments	(7,500)	7,500
Accrued expenses	(9,339)	(10,358)

Net cash used in operating activities	(46,083)	(31,966)

Cash flows from financing activities
Advances from a stockholder	46,083	31,966

Net cash from financing activities	46,083	31,966

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	—	—

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

The Company has been in an inactive or non-operating status since December 6, 2004, and has remained as a shell company with its only activity of incurring non-operating expenses.

2.                      PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements as of September 30, 2017 have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2017 and for all periods presented. Information as of December 31, 2016 was derived from the audited financial statements of the Company for the year ended December 31, 2016.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the USA (“USGAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2016. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the operating results to be expected for the full year.

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

The Company had a negative working capital and a stockholders’ deficit of US$617,777 as of September 30, 2017. The accompanying condensed financial statements have been prepared in conformity with USGAAP, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern as the Company had total liabilities in excess of its total assets. In light of the situation, the Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in procuring of such efforts. The Company has maintained no revenue-generating or cash in-flow operations since December 6, 2004 and has relied on cash injections from the principal stockholder of the Company, who has undertaken to finance the Company for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, the principal stockholder retains her right to discontinue such financing at her own discretion. It is uncertain as for how long or to what extent such a period of time would be “reasonable” in the discretion of the principal stockholder, and there can be no assurance that the financing from the principal stockholder will not be discontinued at any time.

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

4.                      INCOME TAXES

Subject to the provision of ASC Topic 740, the Company has analyzed its filing position in the jurisdictions where it is subject to income tax. The Company has identified United States in which it is subject to income tax. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As of September 30, 2017 and December 31, 2016, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company is subject to examination by U.S. federal authorities.

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

7.                      DUE TO A STOCKHOLDER

The amount due is unsecured, interest-free and repayable on demand.

8.                      COMMITMENTS AND CONTINGENCIES

As of September 30, 2017 and December 31, 2016, the Company had no material outstanding commitments and contingencies.

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

1                        Revenue and Expenses

The Company has remained in an inactive and non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the three months and nine months ended September 30, 2017 and 2016.

Total expenses for the three months and nine months ended September 30, 2017 were US$9,921 and US$29,244 against US$9,720 and US$29,108 for the same period last year. Expenses represent professional fees and miscellaneous administrative expenses in these periods.

2                        Net Loss

Net loss for the three months and nine months ended September 30, 2017 were US$9,921 and US$29,244 against a net loss of US$9,720 and US$29,108 for the same period last year.

3                        Cashflows, Liquidity and Capital Resources

As of September 30, 2017 and December 31, 2016, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash inflow from the principal stockholder, which is unsecured and could be discontinued at any time.

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

ITEM 4   CONTROLS AND PROCEDURES

(a)                                              Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-l5(e) and Rule 15d-15(e) under the Exchange Act, the management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at the end of the quarterly period, and based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2017.

(b)                                                 Changes in Internal Controls

Pursuant to Rule 13a-l5(d) and Rule 15d-15(d) under the Exchange Act, the management has evaluated the Company’s internal control over financial reporting as of September 30, 2017 and concluded that there was no change that materially affects the internal control over financial reporting covered by this report.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer, Secretary and Director	November 14, 2017
Kwan Sin Yee

/s/ KWAN SIN YEE	Chief Financial Officer	November 14, 2017
Kwan Sin Yee