Form 10-K
period 2017-12-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2018-04-11
CIK 1163612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at March 29, 2018.

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

1.6                              EMPLOYEES

Effective from March 2007 and until December 31, 2017, the Company had one (1) full time employee, with no compensation, in the capacities as chief executive officer and chief financial officer.

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

As at December 31, 2017, there were no patents, trademarks, licenses, franchises, concessions, and/or royalty agreements owned or possessed by the Company.

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

PART   II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

5.1                              OUTSTANDING SHARES AND STOCKHOLDERS

As at December 31, 2017, there were 99,963,615 shares of PVGS common stock with no par value issued and outstanding, and there were approximately 1,150 beneficial holders of PVGS common stock.

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

The nature of the market for common stocks trading on the Pink Sheets is generally limited, sporadic and highly volatile, and the absence of an active market may have an effect upon the high and low prices as reported. The following information sets forth the high and low last sale prices per share of our common stock for the periods indicated as reported by the Pink Sheets:

QUARTER ENDED	HIGH		LOW

March 31, 2017	US$	0.003	US$	0.003
June 30, 2017	US$	0.0069	US$	0.0069
September 30, 2017	US$	0.0068	US$	0.0068
December 30, 2017	US$	0.004	US$	0.004

March 31, 2016	US$	0.0036	US$	0.0036
June 30, 2016	US$	0.005	US$	0.005
September 30, 2016	US$	0.003	US$	0.003
December 31, 2016	US$	0.003	US$	0.003

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

There were no previously authorized equity compensation plans carried forward upon the Company’s reorganization in January 2003, and there have been no equity compensation plans adopted and no equity securities issued for any equity compensation plans since the Company’s reorganization in January 2003. As at December 31, 2017, there were no outstanding equity compensation plans, options or warrants to be exercised and no equity securities to be issued for such purposes.

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

7.2                              RESULTS OF OPERATIONS

7.2.1                    Revenue and Expenses

As described in Item 1 hereof, the Company has remained in an inactive or non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the fiscal years ended December 31, 2017 and 2016.

Total expenses for the fiscal year ended December 31, 2017 were US$53,792 against US$53,390 a year before. Expenses were for professional fees and miscellaneous administrative expenses in the two fiscal years.

7.2.2                    Net Loss

Net loss for the fiscal year ended December 31, 2017 was US$53,792 against a net loss of US$53,390 a year before.

7.2.3                    Liquidity and Capital Resources

As at December 31, 2017, the balance of cash for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash in-flow from the principal stockholder, which is unsecured and could be discontinued at any time.

7.3                              OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-K, as at the end of the fiscal year 2017 and any interim periods in the current fiscal year.

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

7.5                               ADDITIONAL CAUTIONARY STATEMENTS AND RISK FACTORS

7.5.1                     Going Concern

The financial statements presented in this annual report have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, in light of that as at December 31, 2017, the Company retained its total assets as minimal as US$12,500, and particularly, in this minimal amount of assets the Company retained no cash or cash equivalents to support its needs of cash payments for any current expenses which may be required for its continuation as a going concern.

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

7.5.2                     Limited Market

The market for our stock is limited. Our common stock is currently traded on the Pink Sheets under the symbol “PVEG.PK”. On March 19, 2018, the last reported sale price of our common stock on the Pink Sheets was US$0.007 per share. However, we consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.

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

7.5.3                     Tax matters

No U.S. Federal tax returns and information forms have been filed for numerous years. The Company, however, intends to bring its delinquent filings current through the Delinquent International Information Return Submission Procedures (“DIIRSP”) in 2018.  Since the Company incurred losses for most of the years, we do not foresee significant tax liabilities arising from the DIIRSP.

7.5.4                     Due to stockholder

There were no related party transactions other than the private financing by loans to us from our principal stockholder, who is also the sole director of the Company, during the last two fiscal years ended December 31, 2017 and 2016. All private loans from the principal stockholder to the Company were unsecured, interest free and not subject to fixed term of repayment.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Sole Director of

Pacific Vegas Global Strategies, Inc.

(incorporated in Colorado with limited liability)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pacific Vegas Global Strategies, Inc. (the “Company”) as of December 31, 2017, and the related statement of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Vegas Global Strategies, Inc. as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty related to Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2(b) to the financial statements, the Company has suffered recurring losses from operations of US$53,792 and has a net capital deficit of US$642,325, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in note 2(b) including, but not limited to, continued financial support by the principal stockholder, which can be discontinued at her own discretion. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MOORE STEPHENS CPA LIMITED

Moore Stephens CPA Limited

Certified Public Accountants

We have served as the Company’s auditor since 2017.

Hong Kong

March 29, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Sole Director of

Pacific Vegas Global Strategies, Inc.

(incorporated in Colorado with limited liability)

We have audited the accompanying balance sheet of Pacific Vegas Global Strategies, Inc. as of December 31, 2016, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Vegas Global Strategies, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

Mazars CPA Limited

Certified Public Accountants

Hong Kong

March 30, 2017, except for Note 4 to the consolidated financial statements which is as of March 29, 2018

Pacific Vegas Global Strategies, Inc.

Statements of Operations

		Year ended December 31,
	Note	2017	2016
		US$	US$

Revenue		—	—

Expenses
General and administrative expenses		(53,792)	(53,390)

Loss before income tax		(53,792)	(53,390)

Income tax expense	4	—	—

Net loss		(53,792)	(53,390)

Loss per share of common stock:
Basic and diluted	5	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

Balance Sheets

		As of December 31,
	Note	2017	2016
		US$	US$
Assets
Current assets
Deposits and prepayments	3	12,500	12,500

Total current assets		12,500	12,500

Total assets		12,500	12,500

Liabilities and stockholders’ deficit
Current liabilities
Due to a stockholder	6	638,525	584,694
Accrued expenses		16,300	16,339

Total current liabilities		654,825	601,033

Total liabilities		654,825	601,033

Commitments and contingencies	7	—	—

Stockholders’ deficit
Common stock,
Authorized:
No par value, 500,000,000 shares of common stock as of December 31, 2017 and 2016
Issued and outstanding:
No par value, 99,963,615 shares of common stock as of December 31, 2017 and 2016		—	—
Additional paid-in capital		2,500,000	2,500,000
Accumulated deficit		(3,142,325)	(3,088,533)

Total stockholders’ deficit		(642,325)	(588,533)

Total liabilities and stockholders’ deficit		12,500	12,500

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

Statements of Cash Flows

	Year ended December 31,
	2017	2016
	US$	US$
Cash flows from operating activities
Net loss	(53,792)	(53,390)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accrued expenses	(39)	(1,019)

Net cash used in operating activities	(53,831)	(54,409)

Cash flows from financing activities
Advances from a stockholder	53,831	54,409

Net cash provided by financing activities	53,831	54,409

Net decrease in cash	—	—
Cash, beginning of year	—	—

Cash, end of year	—	—

Supplemental Disclosure
Interest paid	—	—
Taxes paid	—	—

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

Statements of Changes in Stockholders’ Deficit

	Common stock		Additional
	Number of shares	Amount	paid-in capital	Accumulated deficit	Total
		US$	US$	US$	US$

As of January 1, 2016	99,963,615	—	2,500,000	(3,035,143)	(535,143)

Net loss	—	—	—	(53,390)	(53,390)

As of December 31, 2016	99,963,615	—	2,500,000	(3,088,533)	(588,533)

Net loss	—	—	—	(53,792)	(53,792)

As of December 31, 2017	99,963,615	—	2,500,000	(3,142,325)	(642,325)

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

Notes to the Financial Statements

1.                                      ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (the “Company” or “PVGS”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990.

Upon the expiry of an International Gaming License granted by the government of the Commonwealth of Dominica on December 6, 2004, the Board of Directors of the Company resolved to cease the then business due to significant losses incurred. After the full discontinuance of such business in 2005, the Company became a shell company since January 1, 2006.

The Company has been in an inactive or non-operating status since December 6, 2004, and remained as a shell company with its only activities of incurring non-operating expenses.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)                                Basis of accounting

These financial statements are presented in United States dollars (“US$” or “US dollars”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(b)                                Preparation of financial statements

The Company had a negative working capital and a stockholders’ deficit of US$642,325 as of December 31, 2017. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern as the Company had total liabilities in excess of its total assets and maintained no revenue-generating operations since December 6, 2004. In light of the situation, the Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in procuring any of such efforts.

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

Pacific Vegas Global Strategies, Inc.

Notes to the Financial Statements

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)                                 Income taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The company recognizes interest and penalties as a component of income tax expense.

At December 31, 2017 and 2016, the Company had not incurred liability for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations.

(d)                                Foreign currency translation

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

(e)                                 Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual amounts could differ from those estimates.

(f)                                  Fair value of financial instruments

ASC Topic 825, “Financial Instruments”, requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheets. The fair values of the financial instruments are not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax prepayments and accrued expenses, the fair values were determined based on the near term maturities of such the asset and obligations.

(g)                                 Recently issued accounting standards

As of the date that this annual report is filed, there are no recently issued accounting pronouncements whose adoption would have a material impact on the Company’s financial statements.

3.                                      DEPOSITS AND PREPAYMENTS

The amount represents retainer fee paid in advance to the Company’s lawyer.

Pacific Vegas Global Strategies, Inc.

Notes to the Financial Statements

4.                                      INCOME TAXES

At December 31, 2017 and 2016, the Company had an unused net operating loss carryforward of approximately $3,142,000 and $3,089,000, respectively, for income tax purposes, which expires between 2028 to 2037 and between 2028 to 2036, respectively. At December 31, 2017 and 2016, these net operating losses carryforward may result in future income tax benefits of approximately $785,600; and $772,000 , respectively, however, because realization is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
	US$	US$

Deferred tax liabilities	—	—
Deferred tax asset-
Net operating loss carryforward	785,581	772,133
Valuation allowance	(785,581)	(772,133)
Net deferred tax asset	—	—

Movement of valuation allowance:

	December 31,
	2017	2016
	US$	US$

At the beginning of the year	772,133	758,786
Current year addition	13,448	13,347
At the end of the year	785,581	772,133

A reconciliation of the income tax expense to the amount computed by applying the current statutory tax rate to the loss before income taxes in the consolidated statements of comprehensive income is as follows:

	December 31,
	2017	2016
U.S. statutory income tax rate	35%	35%
State income tax rate	4.6	4.6
Valuation reduction	(1.6)	(1.6)
Enacted tax reform on future tax rates	(13)	(13)
Change in valuation allowance of deferred tax assets	(25)	(25)
Net deferred tax asset	—%	—%

As a result of the reduction of the corporate income tax rate from 35% to 21% due to the Tax Cuts and Jobs Act which was enacted on December 22, 2017, U.S. GAAP requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the period of enactment. (the change in deferred tax balances would have a corresponding change to valuation allowance thereby resulting in no income tax expense for the year).

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

7.                                      COMMITMENTS AND CONTINGENCIES

The Company is delinquent in filing its U.S. Federal tax returns and information forms for numerous years. Although for most of such years the Company incurred losses and would not owe taxes except for minimum fees to Colorado, the failure to file could result in interest and penalties imposed upon the Company which would have a material adverse effect upon the Company’s financial condition. The Company has initiated the process of preparing the past due U.S. Federal tax returns and information forms as per the 2012 Offshore Voluntary Disclosure Program. As of December 31, 2017, management is unable to estimate the possible losses with a reasonable degree of uncertainty.

The Company’s income tax returns for the years ended December 31, 2017 and 2016 are subject to examination by the Internal Revenue Service and State tax authorities, generally for three years after they are due or filed, whichever is later.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed in a Current Report on Form 8-K filed with the SEC on November 06, 2017, (i) Mazars CPA Limited, Hong Kong (“Mazars”) resigned as the Company’s independent registered public accounting firm on November 06, 2017, and (ii) the Company appointed Moore Stephens CPA Limited (“Moore Stephens”) as the Company’s new independent registered public accounting firm on November 06, 2017.

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

Based upon that evaluation, our management has concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

(b)                 Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. Our management evaluated the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

ITEM 9B.               OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

10.1       DIRECTORS AND EXECUTIVE OFFICERS

Information about our directors and executive officers during the year ended and as of December 31, 2017 is set forth as follows:

Name	Age	Office (1)	Term Expires (2)
Kwan Sin Yee	65	Director, Chief Executive Officer and Chief Financial Officer (3)

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

10.3        AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Currently the Company does not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act, or an equivalent committee performing similar functions. Our sole director is acting as the audit committee for the Company as specified in section 3(a)(58)(B) of the Exchange Act.

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

The following table, and its accompanying explanatory footnotes, presents the information of annual and long-term compensation, including all plan and non-plan compensation, whether in cash or non-cash, awarded to, earned by and/or paid to our chief executive officer and chief financial officer for her services rendered in all capacities to the Company for the last two fiscal years ended December 31, 2017 and 2016. Other than the compensation listed below, there has been no compensation from the Company, whether in cash or non-cash, by plan or non-plan, awarded to, earned by and/or paid to our executive officer.

Name and Principal Position	Fiscal Year	Basic Salary	Bonus	Options Granted	Other Compensation
		US$	US$	US$	US$

Kwan Sin Yee	2017	—	—	—	—
(Chief Executive Officer & Chief Financial Officer)	2016	—	—	—	—

11.2       SUMMARY OF OPTION GRANTS

There has been no grant of any stock options made to any executive officers or any employees of the Company in the last thirteen fiscal years since the Company’s reorganization with CTGH in January 2003.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock owned beneficially as at December 31, 2017 by each person known by us to have owned beneficially more than five percent of such shares then outstanding, by each of our directors and officers and by all of our directors and officers as a group. This information gives effect to securities deemed outstanding pursuant to Rule 13d 3(d)(l) under the Securities Exchange Act of 1934, as amended. As to the knowledge of our management, no person owns beneficially more than five percent of the Company’s outstanding shares of common stock as at December 31, 2017 except as set forth below.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no related party transactions other than the private financing by loans to us from our principal stockholder, who is also the sole director of the Company, during the last two fiscal years ended December 31, 2017 and 2016. All private loans from the principal stockholder to the Company were unsecured, interest free and not subject to fixed term of repayment.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)                 Audit Fees.

The aggregate fees billed for the fiscal year ended December 31, 2017 for professional services rendered by Moore Stephens for the audit of the Company’s annual financial statements for the year ended December 31, 2017 and the review of the financial statements included in our quarterly reports on Form 10-Q for the year ended December 31, 2017 were US$14,800 and US$5,500, respectively.

The aggregate fees billed for the fiscal years ended December 31, 2017 and 2016 for professional services rendered by Mazars for the audit of the Company’s annual financial statements for the year ended December 31, 2016 and the review of the financial statements included in our quarterly reports on Form 10-Q for the years ended December 31, 2017 and 2016 were US$11,506 and US$32,267, respectively.

(2)                 Audit Related Fees. The Company did not pay any audit-related fees to Moore Stephens or Mazars for both fiscal years 2017 and 2016.

(3)                 Tax Fees. Neither Moore Stephens nor Mazars provided any tax services to the Company in either of the fiscal years 2017 and 2016.

(4)                 All Other Fees. Neither Moore Stephens nor Mazars provided any other services to the Company in either of the fiscal years 2017 and 2016.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	March 29, 2018	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer, Secretary and Director	March 29, 2018
Kwan Sin Yee

/s/ KWAN SIN YEE	Chief Financial Officer	March 29, 2018
Kwan Sin Yee