Form 10-Q
period 2019-03-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2019-05-15
CIK 1163612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

YES ☒        NO  ☐

Indicate by check mark whether the registrant has submitted electronically pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☐        NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer ☐

Non-accelerated filer☐	Smaller reporting company ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at May 15, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common stock, no par value per share	PVEG	OTC Pink

PART I:        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Pacific Vegas Global Strategies, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Income

		Three months ended March 31,
	Note	2019	2018
		(Unaudited) US$	(Unaudited) US$

Revenue		—	—

Expenses
General and administrative expenses		(18,247)	(20,194)

Loss before income tax		(18,247)	(20,194)

Income tax expenses	4	—	—

Net loss and total comprehensive loss		(18,247)	(20,194)

Loss per share of common stock:
Basic and diluted	5	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Unaudited Condensed Balance Sheets

		As of	As of
		March 31,	December 31,
	Note	2019	2018
		(Unaudited)	US$
		US$
ASSETS

Current assets
Deposits and prepayments	6	7,500	10,000

Total current assets		7,500	10,000

Total assets		7,500	10,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Due to a stockholder	7	720,696	696,849
Accrued expenses		8,500	16,600

Total current liabilities		729,196	713,449

Total liabilities		729,196	713,449

Commitments and contingencies	8	—	—

Stockholders’ deficit
Common stock, no par value, 500,000,000 shares authorized, 99,963,615 shares issued and outstanding		—	—

Additional paid-in capital		2,500,000	2,500,000
Accumulated losses		(3,221,696)	(3,203,449)

Total stockholders’ deficit		(721,696)	(703,449)

Total liabilities and stockholders’ deficit		7,500	10,000

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Unaudited Condensed Statements of Cash Flows

	Three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows used in operating activities
Net loss	(18,247)	(20,194)
Adjustment to reconcile net loss to net cash used in operating activities:

Changes in working capital:
Deposits and prepayments	2,500	5,000
Accrued expenses	(8,100)	9,277

Net cash used in operating activities	(23,847)	(5,917)

Cash flows from financing activities
Advances from a stockholder	23,847	5,917

Net cash from financing activities	23,847	5,917

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	—	—

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Notes to Unaudited Condensed Financial Statements

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (the “Company”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990.

Upon the expiry of an International Gaming License granted by the government of the Commonwealth of Dominica on December 6, 2004, the Board of Directors of the Company resolved to cease the business due to significant losses incurred. After the full discontinuance of such business in 2005, the Company became a shell company since January 1, 2006.

The Company has been in an inactive or non-operating status since December 6, 2004, and remained as a shell company with its only activity of incurring non-operating expenses.

2.       PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements as of March 31, 2019 have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2019 and for all periods presented. Information as of December 31, 2018 was derived from the audited financial statements of the Company for the year ended December 31, 2018.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results to be expected for the full year.

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

The Company had a negative working capital and a stockholders’ deficit of US$721,696 as of March 31, 2019. The accompanying condensed financial statements have been prepared in conformity with USGAAP, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern as the Company had total liabilities in excess of its total assets and maintained no revenue-generating operations since December 6, 2004. In light of the situation, the Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in procuring of such efforts.

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

4.       INCOME TAXES

Subject to the provision of Accounting Standard Codification (“ASC”) 740, the Company has analyzed its filing position in the jurisdictions where it is subject to income tax. The Company has identified United States in which it is subject to income tax. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As of March 31, 2019 and December 31, 2018, the Company has not recognized tax benefits or accruals for the potential payment of interest and penalties. The Company is subject to examination by U.S. federal authorities.

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

8.       COMMITMENTS AND CONTINGENCIES

The Company is delinquent in filing its U.S. Federal tax returns and information forms for numerous years. Although for most of such years the Company incurred losses and would not owe taxes except for minimum fees to Colorado, the failure to file could result in interest and penalties imposed upon the Company which would have a material adverse effect upon the Company’s financial condition. The Company has completed its delinquent filing through the Delinquent International Information Return Submission Procedures (“DIIRSP”) for the past due U.S. Federal tax returns and information forms as per the 2012 Offshore Voluntary Disclosure Program. As of March 31, 2019, management does not foresee significant tax liabilities arising from the DIIRSP.

The Company’s income tax returns for all the lapsed years are subject to examination by the Internal Revenue Service and State tax authorities, generally for three years after it is due or filed, whichever is later.

9.       FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 825, “Financial Instruments”, requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheets. The fair values of the financial instruments are not necessarily representative of the amount that could be realized or settled, nor does fair value amount consider the tax prepayments and accrued expenses, the fair values were determined based on the near term maturities of such assets and obligations.

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

1                         Revenue and Expenses

The Company has remained in an inactive and non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the three months ended March 31, 2019 and 2018.

Total expenses for the three months ended March 31, 2019 was US$18,247 against US$20,194 for the same period last year. Expenses represent professional fees and miscellaneous administrative expenses in these periods.

2                         Net Loss

Net loss for the three months ended March 31, 2019 was US$18,247 against a net loss of US$20,194 for the same period last year.

3                         Cashflows, Liquidity and Capital Resources

As of March 31, 2019 and December 31, 2018, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash inflow from the principal stockholder, which is unsecured and could be discontinued at any time.

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

ITEM 4                           CONTROLS AND PROCEDURES

(a)                                                         Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-l5(e) and Rule 15d-15(e) under the Exchange Act, the management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at the end of the quarterly period, and based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2019.

(b)                                                         Changes in Internal Controls

Pursuant to Rule 13a-l5(d) and Rule 15d-15(d) under the Exchange Act, the management has evaluated the Company’s internal control over financial reporting as of March 31, 2019 and concluded that there was no change that materially affects the internal control over financial reporting covered by this report.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	May 15, 2019
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	May 15, 2019
Kwan Sin Yee