Form 10-K
period 2019-12-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2020-03-30
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act:
None

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

YES ☒        NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

 YES  ☐      NO ☒

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

YES  ☒       NO  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: US$103,970.

NOTE: The aggregate market value was computed by multiplying the number of outstanding shares of the registrant’s common stock, excluding those shares of record held by officers, directors and greater than five percent stockholders, by US$0.0031 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at March 30, 2020.

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

Pacific Vegas Global Strategies, Inc. (the “Company” or “PVGS”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990. Prior to the acquisition of Cyber Technology Group Holdings Ltd. (“CTGH”), the Company entered into and operated a business of development and sales of time and personal management products. The Company had discontinued such business and became a non-operating public shell since 1994, and remained as a shell company with its only activities of accruing loan interest on notes payable and looking for a merger candidate.

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

Upon completion of the reorganization with CTGH in January 2003, CTGH became the operating entity of the Company to conduct business operations. The Company adopted CTGH’s business of international sportsbook as its principal business and operated such business, through CTGH and its subsidiaries, from the Commonwealth of Dominica by way of telecommunications and the Internet, under an International Gaming License granted by the government of the Commonwealth of Dominica, until December 6, 2004, when the Board of Directors of the Company resolved to cease the operations of such business due to the significant financial losses that resulted from such business.

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

In light of the significant financial losses that resulted from the sportsbook business and the factors that caused such adverse results of operations, effective as of December 6, 2004, the Board of Directors of the Company resolved to cease the operations of sportsbook business, as an immediate remedial action to prevent further losses.

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

Effective from March 2007 and until December 31, 2019, the Company had one (1) full time employee, with no compensation, in the capacities as chief executive officer and chief financial officer.

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

As at December 31, 2019, there were no patents, trademarks, licenses, franchises, concessions, and/or royalty agreements owned or possessed by the Company.

1.7.3	Reports and Availability of Information

The Company files its annual reports, quarterly reports, current reports, proxy statements, and other reports required to be filed with the SEC under the Exchange Act.

The Company has been reporting as a Development Stage Entity under FASB Accounting Standard Codification Topic 915 – Development Stage Entities since January 1, 2006.

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

As at December 31, 2019, there were 99,963,615 shares of PVGS common stock with no par value issued and outstanding, and there were approximately 1,150 beneficial holders of PVGS common stock.

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

The nature of the market for common stocks trading on the Pink Sheets is generally limited, sporadic and highly volatile, and the absence of an active market may have an effect upon the high and low prices as reported. The following information sets forth the high and low last sale prices per share of our common stock for the periods indicated as reported by the Pink Sheets:

QUARTER ENDED	HIGH		LOW
March 29, 2019	US$	0.0100	US$	0.005
June 28, 2019	US$	0.0031	US$	0.0031
September 30, 2019	US$	0.0045	US$	0.0045
December 31, 2019	US$	0.004	US$	0.004

March 29, 2018	US$	0.007	US$	0.007
June 29, 2018	US$	0.0063	US$	0.0063
September 28, 2018	US$	0.005	US$	0.005
December 31, 2018	US$	0.004	US$	0.004

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

There were no previously authorized equity compensation plans carried forward upon the Company’s reorganization in January 2003, and there have been no equity compensation plans adopted and no equity securities issued for any equity compensation plans since the Company’s reorganization in January 2003. As at December 31, 2019, there were no outstanding equity compensation plans, options or warrants to be exercised and no equity securities to be issued for such purposes.

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

As described in Item 1 hereof, the Company has remained in an inactive or non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the fiscal years ended December 31, 2019 and 2018.

Total expenses for the fiscal year ended December 31, 2019 were US$65,502 against US$61,124 a year before. Expenses were for professional fees and miscellaneous administrative expenses in the two fiscal years.

7.2.2	Net Loss

Net loss for the fiscal year ended December 31, 2019 was US$65,502 against a net loss of US$61,124 a year before.

7.2.3	Liquidity and Capital Resources

As at December 31, 2019, the balance of cash for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash in-flow from the principal stockholder, which is unsecured and could be discontinued at any time.

7.3	OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-K, as at the end of the fiscal year 2019 and any interim periods in the current fiscal year.

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

The financial statements presented in this annual report have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, in light of that as at December 31, 2019, the Company had minimal assets of US$12,500, none of which were cash or cash equivalents to support its needs of cash payments for any current expenses which may be required for its continuation as a going concern.

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

The market for our stock is limited. Our common stock is currently traded on the Pink Sheets under the symbol “PVEG.PK”. On January 30, 2020, the last reported sale price of our common stock on the Pink Sheets was US$0.006 per share. However, we consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.

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

No U.S. Federal tax returns and information forms had been filed for numerous years. The Company, however, has completed its delinquent filings current through the Delinquent International Information Return Submission Procedures (“DIIRSP”) in 2019. Since the Company incurred losses for most of the years, we do not foresee significant tax liabilities arising from the DIIRSP.

7.5.4	Due to stockholder

There were no related party transactions other than the private financing by loans to us from our principal stockholder, who is also the sole director of the Company, during the last two fiscal years ended December 31, 2019 and 2018. All private loans from the principal stockholder to the Company were unsecured, interest free and not subject to fixed term of repayment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Sole Director of

Pacific Vegas Global Strategies, Inc.

(incorporated in Colorado with limited liability)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pacific Vegas Global Strategies, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Pacific Vegas Global Strategies, Inc. as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty related to Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2(b) to the financial statements, the Company has suffered recurring losses from operations of US$65,502 and has a net capital deficit US$768,951, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in note 2(b) including, but not limited to, continued financial support by the principal stockholder, which can be discontinued at her own discretion. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hong Kong

March 30, 2020

Pacific Vegas Global Strategies, Inc.

Statements of Operations and Comprehensive Loss

		Year ended December 31,
	Note	2019	2018
		US$	US$
Revenue		-	-

Expenses
General and administrative expenses		(65,502)	(61,124)

Loss before income tax		(65,502)	(61,124)

Income tax expense	4	-	-

Net loss and total comprehensive loss		(65,502)	(61,124)

Loss per share of common stock:
Basic and diluted	5	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

Balance Sheets

		As of December 31,
	Note	2019	2018
		US$	US$
Assets
Current assets
Deposits and prepayments	3	12,500	10,000

Total current assets		12,500	10,000

Total assets		12,500	10,000

Liabilities and stockholders’ deficit
Current liabilities
Due to a stockholder	6	763,611	696,849
Accrued expenses		17,840	16,600

Total current liabilities		781,451	713,449

Total liabilities		781,451	713,449

Commitments and contingencies	7	-	-

Stockholders’ deficit
Common stock,
Authorized:
No par value, 500,000,000 shares of common stock as of December 31, 2019 and 2018
Issued and outstanding:
No par value, 99,963,615 shares of common stock as of December 31, 2019 and 2018		-	-
Additional paid-in capital		2,500,000	2,500,000
Accumulated deficit		(3,268,951)	(3,203,449)

Total stockholders’ deficit		(768,951)	(703,449)

Total liabilities and stockholders’ deficit		12,500	10,000

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

Statements of Changes in Stockholders’ Deficit

	Common stock		Additional
	Number of shares	Amount	paid-in capital	Accumulated deficit	Total
		US$	US$	US$	US$
As of January 1, 2018	99,963,615	-	2,500,000	(3,142,325)	(642,325)

Net loss	-	-	-	(61,124)	(61,124)

As of December 31, 2018	99,963,615	-	2,500,000	(3,203,449)	(703,449)

Net loss	-	-	-	(65,502)	(65,502)

As of December 31, 2019	99,963,615	-	2,500,000	(3,268,951)	(768,951)

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

Statements of Cash Flows

	Year ended December 31,
	2019	2018
	US$	US$
Cash flows used in operating activities
Net loss	(65,502)	(61,124)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in working capital:
Deposits and prepayments	(2,500)	2,500
Accrued expenses	1,240	300

Net cash used in operating activities	(66,762)	(58,324)

Cash flows from financing activities
Advances from a stockholder	66,762	58,324

Net cash from financing activities	66,762	58,324

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of year	-	-

Cash and cash equivalents at end of year	-	-

Supplemental Disclosure
Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

Notes to the Financial Statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

The Company had a negative working capital and a stockholders’ deficit of US$768,951 as of December 31, 2019. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern as the Company had total liabilities in excess of its total assets and maintained no revenue-generating operations since December 6, 2004. In light of the situation, the Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in procuring any of such efforts.

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

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. Tax benefits of operating loss carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Once this threshold has been met, the Company's measurement of its expected tax benefits is recognized in its financial statements. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

At December 31, 2019 and 2018, the Company had not incurred liability for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations.

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

As of the date that this annual report is filed, due to the Company being inactive, there are no recently issued accounting pronouncements whose adoption would have a material impact on the Company’s financial statements.

Pacific Vegas Global Strategies, Inc.

Notes to the Financial Statements

3.	DEPOSITS AND PREPAYMENTS

The amount represents retainer fee paid in advance to the Company’s lawyer.

4.	INCOME TAXES

At December 31, 2019 and 2018, the Company had an unused net operating loss carryforward of approximately US$3,269,000 and US$3,203,000, respectively, for income tax purposes. Of these losses, US$3,142,000 expire between 2028 to 2037, and US$127,000 have no expiration date. At December 31, 2019 and 2018, these net operating losses carryforward may result in future income tax benefits of approximately US$817,000; and US$800,900, respectively, however, because realization is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
	US$	US$
Deferred tax liabilities	-	-
Deferred tax asset-
Net operating loss carryforward	817,238	800,862
Valuation allowance	(817,238)	(800,862)
Net deferred tax asset	-	-

Movement of valuation allowance:

	December 31,
	2019	2018
	US$	US$
At the beginning of the year	800,862	785,581
Current year addition	16,376	15,281
At the end of the year	817,238	800,862

A reconciliation of the income tax expense to the amount computed by applying the current statutory tax rate to the loss before income taxes in the consolidated statements of comprehensive loss is as follows:

	December 31,
	2019	2018
U.S. statutory income tax rate	21%	21%
State income tax rate	4.6	4.6
Valuation reduction	(0.6)	(0.6)
Enacted tax reform on future tax rates	-	-
Change in valuation allowance of deferred tax assets	(25)	(25)
Net deferred tax asset	-%	-%

Pacific Vegas Global Strategies, Inc.

Notes to the Financial Statements

5.	LOSS PER SHARE

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

The Company is delinquent in filing its U.S. Federal tax returns and information forms for numerous years. Although for most of such years the Company incurred losses and would not owe taxes except for minimum fees to Colorado, the failure to file could result in interest and penalties imposed upon the Company which would have a material adverse effect upon the Company’s financial condition. The Company has completed its delinquent filings through the DIIRSP for the past due U.S. Federal tax returns and information forms as per the 2012 Offshore Voluntary Disclosure Program. As of December 31, 2019, management does not foresee significant tax liabilities arising from the DIIRSP.

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

Based upon that evaluation, our management has concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

(b)	Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. Our management evaluated the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

10.1	DIRECTORS AND EXECUTIVE OFFICERS

Information about our directors and executive officers during the year ended and as of December 31, 2019 is set forth as follows:

Name	Age	Office (1)	Term Expires (2)
Kwan Sin Yee	67	Director, Chief Executive Officer and Chief Financial Officer (3)

(1)	The business address is Room 2, LG/F., Kai Wong Commercial Building, 222 Queen’s Road, Central, Hong Kong.
(2)	The term of office of each officer is at the discretion of the sole director.
(3)	Appointed to serve as Director, Chief Executive Officer and Chief Financial Officer effective from August 23, 2007.

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

The following table, and its accompanying explanatory footnotes, presents the information of annual and long-term compensation, including all plan and non-plan compensation, whether in cash or non-cash, awarded to, earned by and/or paid to our chief executive officer and chief financial officer for her services rendered in all capacities to the Company for the last two fiscal years ended December 31, 2019 and 2018. Other than the compensation listed below, there has been no compensation from the Company, whether in cash or non-cash, by plan or non-plan, awarded to, earned by and/or paid to our executive officer.

Name and Principal Position	Fiscal Year	Basic Salary	Bonus	Options Granted	Other Compensation
		US$	US$	US$	US$
Kwan Sin Yee	2019	---	---	---	---
(Chief Executive Officer & Chief Financial Officer)	2018	---	---	---	---

11.2	SUMMARY OF OPTION GRANTS

There has been no grant of any stock options made to any executive officers or any employees of the Company in the last thirteen fiscal years since the Company’s reorganization with CTGH in January 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock owned beneficially as at December 31, 2019 by each person known by us to have owned beneficially more than five percent of such shares then outstanding, by each of our directors and officers and by all of our directors and officers as a group. This information gives effect to securities deemed outstanding pursuant to Rule 13d 3(d)(l) under the Securities Exchange Act of 1934, as amended. As to the knowledge of our management, no person owns beneficially more than five percent of the Company’s outstanding shares of common stock as at December 31, 2019 except as set forth below.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class Beneficially Owned
	6,220,000	6.22%
Raymond Chou (1)	Common Stock	Common Stock

	5,700,000	5.70%
Sunny So (2)	Common Stock	Common Stock

	42,200,000	42.22%
Kwan Sin Yee (1)	Common Stock	Common Stock
	54,120,000	54.14%
	Common Stock	Common Stock

(1)	The business address is Room 2, LG/F., Kai Wong Commercial Building, 222 Queen’s Road, Central, Hong Kong.

(2)	The business address is 7/F Flat B, 110 Soy Street, Kowloon, Hong Kong.

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

There were no related party transactions other than the private financing by loans to us from our principal stockholder, who is also the sole director of the Company, during the last two fiscal years ended December 31, 2019 and 2018. All private loans from the principal stockholder to the Company were unsecured, interest free and not subject to fixed term of repayment.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees.

The aggregate fees billed for the fiscal year ended December 31, 2019 for professional services rendered by Moore Hong Kong for the audit of the Company’s annual financial statements for the year ended December 31, 2019 and the review of the financial statements included in our quarterly reports on Form 10-Q for the year ended December 31, 2019 were US$14,800 and US$16,500, respectively.

(2) Audit Related Fees. The Company did not pay any audit-related fees to Moore Hong Kong for both fiscal years 2019 and 2018.

(3) Tax Fees. Moore Hong Kong did not provide any tax services to the Company in either of the fiscal years 2019 and 2018.

(4) All Other Fees. Moore Hong Kong did not provide any other services to the Company in either of the fiscal years 2019 and 2018.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	March 30, 2020	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer, Secretary and Director	March 30, 2020
Kwan Sin Yee

/s/ KWAN SIN YEE	Chief Financial Officer	March 30, 2020
Kwan Sin Yee