Form 10-K
period 2020-12-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2021-04-14
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒        NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  YES ☐        NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒        NO  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: US$103,970.

NOTE: The aggregate market value was computed by multiplying the number of outstanding shares of the registrant’s common stock, excluding those shares of record held by officers, directors and greater than five percent shareholders, by US$0.0031 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at March 31, 2021.

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

Pacific Vegas Global Strategies, Inc. (the “Company” or “PVGS”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990. Prior to the acquisition of Cyber Technology Group Holdings Ltd. (“CTGH”), the Company entered into and operated a business of development and sales of time and personal management products. The Company discontinued such business and became a non-operating public shell in 1994, and remains as a shell company with its only activities consisting of accruing loan interest on notes payable and looking for a merger candidate.

On November 20, 2002, the Company entered into an agreement for a share exchange with CTGH under the laws of Colorado. Pursuant to the share exchange agreement, and subject to its shareholders’ approval, the Company was to acquire 100% of the issued and outstanding equity shares of CTGH, in exchange for 60,000,000 new shares of common stock of the Company. This transaction was approved by the shareholders of the Company at the special meeting of shareholders held on December 12, 2002.

The closing of the transaction was scheduled to take place on December 22, 2002. However, the transaction was delayed and eventually closed on January 8, 2003, upon which control of the Company passed to the shareholders of CTGH, and CTGH became a wholly owned subsidiary of the Company.

CTGH was incorporated in the British Virgin Islands in June 2000, and operated as an investment holding company, holding 100% of the capital stock of Pacific Vegas Development Ltd. (“PVD”).

PVD was incorporated in Samoa in April 2000, and operated as an IT company, engaged in a business of system development and technical supporting services for e-business, especially e-gaming related business, whilst holding 100% of the equity shares of Pacific Vegas International Ltd. (“PVI”).

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

Upon completion of the reorganization with CTGH in January 2003, CTGH became the operating entity of the Company. The Company adopted CTGH’s business of operating an international sportsbook as its principal business and operated such business, through CTGH and its subsidiaries, from the Commonwealth of Dominica by way of telecommunications and the Internet, under an International Gaming License granted by the government of the Commonwealth of Dominica, until December 6, 2004, when the Board of Directors of the Company resolved to cease the operations of such business due to the significant financial losses that resulted from such business.

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

Effective from March 2007 and until December 31, 2020, the Company had one (1) part-time employee, with no compensation, in the capacities as chief executive officer and chief financial officer.

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

As at December 31, 2020, there were no patents, trademarks, licenses, franchises, concessions, and/or royalty agreements owned or possessed by the Company.

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

Currently the Company maintains its principal office in Hong Kong, which has been provided by our principal shareholder, with no rental charges to the Company. However, the principal shareholder retains her right to discontinue this arrangement at her own discretion, and there can be no assurance that this arrangement by the principal shareholder will not be discontinued at any time.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART   II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

5.1	OUTSTANDING SHARES AND SHAREHOLDERS

As at December 31, 2020, there were 99,963,615 shares of PVGS common stock with no par value issued and outstanding, and there were approximately 1,150 beneficial holders of PVGS common stock.

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

The nature of the market for common stocks trading on the Pink Sheets is generally limited, sporadic and highly volatile, and the absence of an active market may have an effect upon the high and low prices as reported. The following information sets forth the high and low last sale prices per share of our common stock for the periods indicated as reported by the Pink Sheets:

QUARTER ENDED	HIGH		LOW
March 31, 2020	US$	0.003	US$	0.003
June 30, 2020	US$	0.007	US$	0.007
September 30, 2020	US$	0.0027	US$	0.0027
December 31, 2020	US$	0.0025	US$	0.0025

March 29, 2019	US$	0.0100	US$	0.005
June 28, 2019	US$	0.0031	US$	0.0031
September 30, 2019	US$	0.0045	US$	0.0045
December 31, 2019	US$	0.004	US$	0.004

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

There were no previously authorized equity compensation plans carried forward upon the Company’s reorganization in January 2003, and there have been no equity compensation plans adopted and no equity securities issued for any equity compensation plans since the Company’s reorganization in January 2003. As at December 31, 2020, there were no outstanding equity compensation plans, options or warrants to be exercised and no equity securities to be issued for such purposes.

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

The preparation of our financial statements in accordance with US GAAP requires management to make estimates and assumptions affecting the reported amounts in our financial statements and accompanying notes. The following is a discussion of the accounting policies we apply that are considered to involve a higher degree of judgment in their application. For details of all material accounting policies, see Note 2 to our financial statements.

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

As described in Item 1 hereof, the Company has remained in an inactive or non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the fiscal years ended December 31, 2020 and 2019.

Total expenses for the fiscal years ended December 31, 2020 and 2019 were US$57,908 and US$65,502, respectively. Expenses were for professional fees and miscellaneous administrative expenses in the two fiscal years.

7.2.2	Net Loss

Net loss for the fiscal years ended December 31, 2020 and 2019 was US$57,908 and US$65,502, respectively.

7.2.3	Liquidity and Capital Resources

As at December 31, 2020, the balance of cash for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash in-flow from the principal shareholder, which is unsecured and could be discontinued at any time.

7.3	OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-K, as at the end of the fiscal year 2020 and any interim periods in the current fiscal year.

7.4	PLAN OF OPERATION

All statements presented in this section regarding our financial position and operating and strategic initiatives are forward-looking statements, where we or our management express an expectation or belief as to future results. Such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include, but not limited to, general economic and business conditions, competition and development in the industries, the business abilities and judgment of personnel, the impacts of unusual events resulting from ongoing evaluations of business strategies, and changes in business strategies.

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

The financial statements presented in this annual report have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, as at December 31, 2020, the Company had minimal assets of US$10,000, none of which were cash or cash equivalents to support its needs of cash payments for any current expenses which may be required for its continuation as a going concern.

The Company has maintained no revenue-generating or cash in-flow operations since December 6, 2004 and has relied on the private financing by cash in-flow from the principal shareholder of the Company. The principal shareholder has undertaken to finance the Company in cash for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation. However, it is uncertain as for how long or to what extent such a period of time would be “reasonable”, and there can be no assurance that the financing from the principal shareholder will not be discontinued.

Other than the private financing by cash in-flow from the principal shareholder, which is unsecured and could be discontinued at any time, the Company has currently no sources of liquidity to support its continuation as a going concern.

These uncertainties may result in adverse effects on continuation of the Company as a going concern. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

7.5.2	Limited Market

The market for our stock is limited. Our common stock is currently traded on the Pink Sheets under the symbol “PVEG.PK”. On February 12, 2021, the last reported sale price of our common stock on the Pink Sheets was US$0.0073 per share. However, we consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.

Our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

Our common shares are likely to be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stocks to persons other than established customers and “accredited investors”. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the salesperson working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

7.5.3	Tax matters

No U.S. Federal tax returns and information forms had been filed for numerous years. The Company, however, has completed its delinquent filings current through the Delinquent International Information Return Submission Procedures (“DIIRSP”) in 2018. Since the Company incurred losses for most of the years, we do not foresee significant tax liabilities arising from the DIIRSP.

7.5.4	Due to shareholder

There were no related party transactions other than the private financing by loans to us from our principal shareholder, who is also the sole director of the Company, during the last two fiscal years ended December 31, 2020 and 2019. All private loans from the principal shareholder to the Company were unsecured, interest free and not subject to fixed term of repayment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pacific Vegas Global Strategies, Inc.

(incorporated in Colorado with limited liability)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pacific Vegas Global Strategies, Inc. (the “Company”) as of December 31, 2020, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements assume the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to the accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MSPC Certified Public Accountants and Advisors, P.C.

MSPC

Certified Public Accountants and Advisors, P.C.

We have served as the Company’s auditor since 2021.

New York, New York

April 14, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pacific Vegas Global Strategies, Inc.

(incorporated in Colorado with limited liability)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pacific Vegas Global Strategies, Inc. (the “Company”) as of December 31, 2019, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Vegas Global Strategies, Inc. as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty related to Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2(b) to the financial statements, the Company has suffered recurring losses from operations of US$65,502 and has a net capital deficit US$768,951, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2(b) including, but not limited to, continued financial support by the principal stockholder, which can be discontinued at her own discretion. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ MOORE STEPHENS CPA LIMITED

Moore Stephens CPA Limited

Certified Public Accountants

We have served as the Company’s auditor since 2017. In 2021, we became the predecessor auditor.

Hong Kong

March 30, 2020

Pacific Vegas Global Strategies, Inc.

Statements of Operations and Comprehensive Loss

		Year ended December 31,
	Note	2020	2019
		US$	US$
Revenue		-	-

Expenses
General and administrative expenses		(57,908)	(65,502)

Loss before income tax		(57,908)	(65,502)

Income tax expense	4	-	-

Net loss and total comprehensive loss		(57,908)	(65,502)

Loss per share of common stock:
Basic and diluted	5	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

Statements of Changes in Stockholders’ Deficit

		As of December 31,
	Note	2020	2019
		US$	US$
Assets
Current assets
Deposits and prepayments	3	10,000	12,500

Total current assets		10,000	12,500

Total assets		10,000	12,500

Liabilities and stockholders’ deficit
Current liabilities
Due to a shareholder	6	820,159	763,611
Accrued expenses		16,700	17,840

Total current liabilities		836,859	781,451

Total liabilities		836,859	781,451

Commitments and contingencies	7	-	-

Stockholders’ deficit
Common stock,
Authorized:
No par value, 500,000,000 shares of common stock as of December 31, 2020 and 2019
Issued and outstanding:
No par value, 99,963,615 shares of common stock as of December 31, 2020 and 2019		-	-
Additional paid-in capital		2,500,000	2,500,000
Accumulated deficit		(3,326,859)	(3,268,951)

Total stockholders’ deficit		(826,859)	(768,951)

Total liabilities and stockholders’ deficit		10,000	12,500

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

Statements of Changes in Stockholders’ Deficit

	Common stock		Additional
	Number of shares	Amount	paid-in capital	Accumulated deficit	Total
		US$	US$	US$	US$
As of January 1, 2019	99,963,615	-	2,500,000	(3,203,449)	(703,449)

Net loss	-	-	-	(65,502)	(65,502)

As of December 31, 2019	99,963,615	-	2,500,000	(3,268,951)	(768,951)

Net loss	-	-	-	(57,908)	(57,908)

As of December 31, 2020	99,963,615	-	2,500,000	(3,326,859)	(826,859)

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

Statements of Cash Flows

	Year ended December 31,
	2020	2019
	US$	US$
Cash flows used in operating activities
Net loss	(57,908)	(65,502)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in working capital:
Deposits and prepayments	2,500	(2,500)
Accrued expenses	(1,140)	1,240

Net cash used in operating activities	(56,548)	(66,762)

Cash flows from financing activities
Advances from a shareholder	56,548	66,762

Net cash from financing activities	56,548	66,762

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of year	-	-

Cash and cash equivalents at end of year	-	-

Supplemental Disclosure
Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

Notes to the Financial Statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (the “Company” or “PVGS”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990.

Upon the expiry of an International Gaming License granted by the government of the Commonwealth of Dominica on December 6, 2004, the Board of Directors of the Company resolved to cease the then business due to significant losses incurred. After the full discontinuance of such business in 2005, the Company has been a shell company since December, 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of accounting

These financial statements are presented in United States dollars (“US$” or “US dollars”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(b)	Preparation of financial statements

The Company had a negative working capital and a stockholders’ deficit of US$826,859 as of December 31, 2020. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern as the Company had total liabilities in excess of its total assets and has maintained no revenue-generating operations since December 6, 2004. In light of the situation, the Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in procuring any of such efforts.

The principal shareholder, who is also the sole director of the Company, has undertaken to finance the Company for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such period of time the Company would be able to restructure its business and restart a revenue-generating operation and/or raise additional capital funds to support its continuation as a going concern. However, the principal shareholder of the Company retains the right to discontinue such financing at her own discretion in case the Company is unable to accomplish so in such period of time. It is uncertain as for how long or to what extent such period of time would be “reasonable” to the discretion of the principal shareholder, and there can be no assurance that the financing from the principal shareholder will not be discontinued at any time.

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

At December 31, 2020 and 2019, the Company had not incurred liability for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations.

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

ASC Topic 825, “Financial Instruments”, requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheets. The fair values of the financial instruments are not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax prepayments and accrued expenses, the fair values were determined based on the near term maturities of such asset and obligations.

(g)	Recently issued accounting standards

As of the date that this annual report is filed, due to the Company being inactive, there are no recently issued accounting pronouncements whose adoption would have a material impact on the Company’s financial statements.

3.	DEPOSITS AND PREPAYMENTS

The amount represents a retainer fee paid in advance to the Company’s lawyer.

Pacific Vegas Global Strategies, Inc.

Notes to the Financial Statements

4.	INCOME TAXES

At December 31, 2020 and 2019, the Company had an unused net operating loss carryforward of approximately US$555,231 and US$497,323, respectively, for income tax purposes. Of these losses, US$371,417 expire between 2028 to 2037, and US$184,534 have no expiration date. At December 31, 2020 and 2019, these net operating losses carryforward may result in future income tax benefits of approximately US$138,808; and US$124,331, respectively, however, because realization is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Upon reviewing its deferred tax assets as of December 31, 2020, the Company determined that the amounts of the deferred tax asset and related valuation allowance as of December 31, 2019 were overstated due to an overstatement of the net operating loss carryforward. As there was no impact on the Company’s December 31, 2019 financial statements, the Company is disclosing here that the December 31, 2019 deferred tax asset and valuation allowance were overstated by US$692,907 and the net operating loss carryforward was overstated by US$ 2,771,628.

Significant components of the Company’s deferred tax liabilities and assets of December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
	US$	US$
Deferred tax liabilities	-	-
Deferred tax asset-
Net operating loss carryforward	138,808	124,331
Valuation allowance	(138,808)	(124,331)
Net deferred tax asset	-	-

Movement of valuation allowance:

	December 31,
	2020	2019
	US$	US$
At the beginning of the year	124,331	107,955
Current year addition	14,477	16,376
At the end of the year	138,808	124,331

A reconciliation of the income tax expense to the amount computed by applying the current statutory tax rate to the loss before income taxes in the consolidated statements of comprehensive loss is as follows:

	December 31,
	2020	2019
U.S. statutory income tax rate	21%	21%
State income tax rate	4.6	4.6
Valuation reduction	(0.6)	(0.6)
Enacted tax reform on future tax rates	-	-
Change in valuation allowance of deferred tax assets	(25)	(25)
Net deferred tax asset	-%	-%

Pacific Vegas Global Strategies, Inc.

Notes to the Financial Statements

5.	LOSS PER SHARE

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

The Company was delinquent in filing its U.S. Federal tax returns and information forms for numerous years. Although for most of such years the Company incurred losses and would not owe taxes except for minimum fees to Colorado, the failure to file could result in interest and penalties imposed upon the Company which would have a material adverse effect upon the Company’s financial condition. The Company has completed its delinquent filings through the Delinquent International Information Return Submission Procedures (DIIRSP)for the past due U.S. Federal tax returns and information forms as per the 2012 Offshore Voluntary Disclosure Program. As of December 31, 2020, management does not foresee significant tax liabilities arising from the DIIRSP.

The Company’s income tax returns for all the lapsed years are subject to examination by the Internal Revenue Service and State tax authorities, generally for three years after they are due or filed, whichever is later.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We changed independent accountants in 2021 from Moore Stephens CPA Limited to MSPC Certified Public Accountants and Advisors, P.C. In our two most recent fiscal years and any later interim period, there were no changes in and no disagreements with either of our principal independent accountants on any matters with regard to our accounting and financial disclosure.

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

Based upon that evaluation, our management has concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

(b)	Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. Our management evaluated the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

10.1	DIRECTORS AND EXECUTIVE OFFICERS

Information about our directors and executive officers during the year ended and as of December 31, 2020 is set forth as follows:

Name	Age	Office (1)	Term Expires (2)
Kwan Sin Yee	68	Director, Chief Executive Officer and Chief Financial Officer (3)

(1)	The business address is Room 2, LG/F., Kai Wong Commercial Building, 222 Queen’s Road, Central, Hong Kong.

(2)	The term of office of each officer is at the discretion of the sole director.

(3)	Appointed to serve as Director, Chief Executive Officer and Chief Financial Officer effective from August 23, 2007.

Kwan Sin Yee, Director, Chief Executive Officer and Chief Financial Officer of the Company, was the second largest major shareholder prior to acquiring 36,500,000 shares from Raymond Chou. Ms. Kwan, being a well connected and low profile investor, took over the control of the Company after the acquisition with the intention to re-organize by merging or acquisition.

Other than the appointment of Ms. Kwan Sin Yee as Director, Chief Executive Officer and Chief Financial Officer on August 23, 2007, there was no other person nominated or appointed to any positions as directors or executive officers of the Company during the period covered by this report.

Our existing director and executive officer does not hold any positions as director or officer in any other reporting companies.

Our existing director and executive officer has not been involved in any legal proceedings or such events as required to be disclosed under Item 4.01(d) of Regulation S-K.

There have been no material changes to the procedures by which our shareholders may recommend nominees to our sole director since our last disclosure in response to the then requirements of Item 7(d)(2)(ii)(G) of Schedule 14A and Item 4.01(g) of Regulation S-K.

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

Currently the Company does not have audit committee financial expert serving on our audit committee or our sole director who is acting as the audit committee, due to the status that the Company has remained as a non-operating public shell since December 2004.

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

The following table, and its accompanying explanatory footnotes, presents the information of annual and long-term compensation, including all plan and non-plan compensation, whether in cash or non-cash, awarded to, earned by and/or paid to our chief executive officer and chief financial officer for her services rendered in all capacities to the Company for the last two fiscal years ended December 31, 2020 and 2019. Other than the compensation listed below, there has been no compensation from the Company, whether in cash or non-cash, by plan or non-plan, awarded to, earned by and/or paid to our executive officer.

Name and Principal Position	Fiscal Year	Basic Salary	Bonus	Options Granted	Other Compensation
		US$	US$	US$	US$
Kwan Sin Yee	2020	---	---	---	---
(Chief Executive Officer & Chief Financial Officer)	2019	---	---	---	---

11.2	SUMMARY OF OPTION GRANTS

There has been no grant of any stock options made to any executive officers or any employees of the Company since the Company’s reorganization with CTGH in January 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth the number of shares of our common stock owned beneficially as at December 31, 2020 by each person known by us to have owned beneficially more than five percent of such shares then outstanding, by each of our directors and officers and by all of our directors and officers as a group. This information gives effect to securities deemed outstanding pursuant to Rule 13d 3(d)(l) under the Securities Exchange Act of 1934, as amended. To the best knowledge of our management, no person owns beneficially more than five percent of the Company’s outstanding shares of common stock as at December 31, 2020 except as set forth below.

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

There were no related party transactions other than the private financing by loans to us from our principal shareholder, who is also the sole director of the Company, during the last two fiscal years ended December 31, 2020 and 2019. All private loans from the principal shareholder to the Company were unsecured, interest free and not subject to fixed terms of repayment.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees.

The aggregate fees billed for the fiscal year ended December 31, 2020 for professional services rendered by MSPC for the audit of the Company’s annual financial statements for the year ended December 31, 2020 were US$15,750.

The aggregate fees billed for the fiscal year ended December 31, 2019 for professional services rendered by Moore Stephens CPA Limited for the audit of the Company’s annual financial statements for the year ended December 31, 2019 were US$14,800.

(2)  Audit-Related Fees. The Company did not pay any audit-related fees to Moore Stephens CPA Limited and MSPC for both fiscal years 2020 and 2019.

(3)  Tax Fees. The aggregate fees billed for the fiscal years ended December 31, 2020 and 2019 for professional services rendered by MSPC was US$ 3,400 for each year.

(4)  All Other Fees. Moore Stephens CPA Limited did not provide any other services to the Company in either of the fiscal years 2020 and 2019.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	April 14, 2021	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer, Secretary and Director	April 14, 2021
Kwan Sin Yee

/s/ KWAN SIN YEE	Chief Financial Officer	April 14, 2021
Kwan Sin Yee

Page 25 of 25