Form 10-Q
period 2021-03-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2021-05-17
CIK 1163612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

YES ☐        NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company,. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at May 17, 2021.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Pacific Vegas Global Strategies, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Income

		Three months ended March 31,
	Note	2021 (Unaudited)	2020 (Unaudited)
		US$	US$
Revenue		-	-
Expenses
General and administrative expenses		(10,606)	(10,753)
Loss before income tax		(10,606)	(10,753)
Income tax expenses	4	-	-
Net loss and total comprehensive loss		(10,606)	(10,753)
Loss per share of common stock:
Basic and diluted	5	(0.00)	(0.00)
Weighted average number of common stock outstanding -basic and diluted		99,963,615	99,963,615

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Unaudited Condensed Balance Sheets

		As of	As of
		March 31,	December 31,
	Note	2021	2020
		(Unaudited)
ASSETS		US$	US$
Current assets
Deposits and prepayments	6	7,500	10,000
Total current assets		7,500	10,000
Total assets		7,500	10,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Due to a stockholder	7	821,215	820,159
Accrued expenses		23,750	16,700
Total current liabilities		844,965	836,859
Total liabilities		844,965	836,859
Commitments and contingencies	8	-	-
Stockholders’ deficit
Common stock, no par value, 500,000,000 shares authorized, 99,963,615 shares issued and outstanding		-	-
Additional paid-in capital		2,500,000	2,500,000
Accumulated losses		(3,337,465)	(3,326,859)
Total stockholders’ deficit		(837,465)	(826,859)
Total liabilities and stockholders’ deficit		7,500	10,000

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Unaudited Condensed Statements of Cash Flows

	Three months ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows used in operating activities
Net loss	(10,606)	(10,753)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in working capital:
Deposits and prepayments	2,500	2,500
Accrued expenses	7,050	(8,000)
Net cash used in operating activities	(1,056)	(16,253)
Cash flows from financing activities
Advances from a stockholder	1,056	16,253
Net cash from financing activities	1,056	16,253
Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	-	-

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

The Company has been in an inactive or non-operating status since December 6, 2004, and remains a shell company with its only activity incurring non-operating expenses.

2.       PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements as of March 31, 2021 and for the three months then ended have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) considered necessary to make the financial statements not misleading. Information as of December 31, 2020 was derived from the audited financial statements of the Company for the year ended December 31, 2020.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results to be expected for the full year.

The condensed financial statements and accompanying notes are presented in United States dollars and prepared in conformity with US GAAP which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company had a negative working capital and a stockholders’ deficit of US$ 837,465 as of March 31, 2021. The accompanying condensed financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern as the Company had total liabilities in excess of its total assets and maintained no revenue-generating operations since December 6, 2004. In light of the situation, the Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in procuring of such efforts.

The principal shareholder of the Company, who is also the sole director of the Company, has undertaken to finance the Company for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital funds to support its continuation as a going concern. However, the principal shareholder retains her right to discontinue such financing at her own discretion in case the Company is unable to accomplish these goals in such reasonable period of time. It is uncertain as for how long or to what extent such a period of time would be “reasonable” in the discretion of the principal shareholder, and there can be no assurance that the financing from the principal shareholder will not be discontinued at any time.

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

4.       INCOME TAXES

Subject to the provision of ASC Topic 740, the Company has analyzed its filing position in the jurisdictions where it is subject to income tax. The Company has identified the United States (“U.S.”) in which it is subject to income tax. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As of March 31, 2021 and December 31, 2020, the Company has not recognized tax benefits or accruals for the potential payment of interest and penalties. The Company is subject to examination by U.S. federal authorities.

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

8.       COMMITMENTS AND CONTINGENCIES

The Company is delinquent in filing its U.S. Federal tax returns and information forms for numerous years. Although for most of such years the Company incurred losses and would not owe taxes except for minimum fees to Colorado, the failure to file could result in interest and penalties imposed upon the Company which would have a material adverse effect upon the Company’s financial condition. The Company has completed its delinquent filing through the Delinquent International Information Return Submission Procedures (“DIIRSP”) for the past due U.S. Federal tax returns and information forms as per the 2012 Offshore Voluntary Disclosure Program. In 2019, the Company filed past due U.S. income tax returns and information forms for 2011 through 2018 under the Delinquent International Information Return Submission Procedure (“DIISRP”) program, of the Internal Revenue Service, which provides abatement of potential penalties and interest that could have been assessed for those years. As a result, as of March 31, 2021, the Company does not foresee significant liabilities arising for these years.

The Company’s income tax return for the lapsed years noted above are subject to examination by the Internal Revenue Service for three years from the date they were filed under the DIISRP.

9.       FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 825, “Financial Instruments”, requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheets. The fair values of the financial instruments are not necessarily representative of the amount that could be realized or settled.

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

1       Revenue and Expenses

The Company has remained in an inactive and non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the three months ended March 31, 2021 and 2020.

Total expenses for the three months ended March 31, 2021 was US$10,606 against US$10,753 for the same period last year. Expenses represent professional fees and miscellaneous administrative expenses in these periods.

2        Net Loss

Net loss for the three months ended March 31, 2021 was US$10,606 against a net loss of US$10,753 for the same period last year.

3       Cash flows, Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing from the principal stockholder, which is unsecured and could be discontinued at any time.

4        Plan of Operation

The Company has maintained its status as a non-operating shell company since December 6, 2004. The Company had been contemplating practical plans for a business restricting and/or possible arrangements to raise additional capital funds to support its continuations as a going concern, but there can be no assurance that the Company will be successful in procuring of such efforts.

5.       Going Concern

The Company has relied on the private financing and has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in procuring of such efforts.

These uncertainties may result in adverse effects on continuation of the Company as a going concern. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to currencies fluctuation or exchange risk as it has maintained its status as a non-operating shell company since December 6, 2004. The Company had been contemplating practical plans for a business restricting and/or possible arrangements to raise additional capital funds to support its continuations as a going concern, but there can be no assurance that the Company will be successful in procuring of such efforts.

ITEM 4	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-l5(e) and Rule 15d-15(e) under the Exchange Act, the management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at the end of the quarterly period, and based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2021.

(b)	Changes in Internal Controls

Pursuant to Rule 13a-l5(d) and Rule 15d-15(d) under the Exchange Act, the management has evaluated the Company’s internal control over financial reporting as of March 31, 2021 and concluded that there was no change that materially affects the internal control over financial reporting covered by this report.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	May 17, 2021
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	May 17, 2021
Kwan Sin Yee