Form 10-Q
period 2021-09-30
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2021-11-15
CIK 1163612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at November 15, 2021

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pacific Vegas Global Strategies, Inc.

Unaudited Condensed Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	US$	US$	US$	US$
Revenue	-	-	-	-

Expenses
General and administrative expenses	(9,440)	(11,948)	(30,342)	(34,224)

Loss before income tax	(9,440)	(11,948)	(30,342)	(34,224)

Income tax expense	-	-	-	-

Net loss	(9,440)	(11,948)	(30,342)	(34,224)

Loss per share of common stock:
Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common stock outstanding – basic and dilued	99,963,615	99,963,615	99,963,615	99,963,615

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Unaudited Condensed Balance Sheets

	As of	As of
	September 30,	December 31,
	2021	2020
	US$	US$
ASSETS

Current assets
Deposits and prepayments	2,500	10,000

Total current assets	2,500	10,000

Total assets	2,500	10,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Due to a stockholder	847,401	820,159
Accrued expenses	12,300	16,700

Total current liabilities	859,701	836,859

Total liabilities	859,701	836,859

Commitments and contingencies

Stockholders’ deficit
Common stock, no par value, 500,000,000 shares authorized, 99,963,615 shares issued and outstanding	2,500,000	2,500,000

Accumulated deficit	(3,357,201)	(3,326,859)

Total stockholders’ deficit	(857,201)	(826,859)

Total liabilities and stockholders’ deficit	2,500	10,000

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Unaudited Condensed Statements of Cash Flows

	Nine months ended September 30,
	2021	2020
	US$	US$
Cash flows used in operating activities
Net loss	(30,342)	(34,224)
Adjustment to reconcile net loss to net cash used in operating activities:

Changes in working capital:
Deposits and prepayments	7,500	10,000
Accrued expenses	(4,400)	(9,540)

Net cash used in operating activities	(27,242)	(33,764)

Cash flows provided by financing activities
Advances from a stockholder	27,242	33,764

Net cash provided by financing activities	27,242	33,764

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	-	-

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

The Company has been in an inactive or non-operating status since December 6, 2004 and remains a shell company with only administrative activity.

2.       PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements as of September 30, 2021 and for the three and nine months then ended have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) considered necessary to make the financial statements not misleading. Information as of December 31, 2020 was derived from the audited financial statements of the Company for the year ended December 31, 2020.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2020. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the operating results to be expected for the full year.

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

The Company had a negative working capital and a stockholders’ deficit of US$857,201 as of September 30, 2021. The accompanying condensed financial statements have been prepared in conformity US GAAP, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern as the Company had total liabilities in excess of its total assets and maintained no revenue-generating operations since December 6, 2004.

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

4.       INCOME TAXES

Subject to the provision of ASC Topic 740, the Company has analyzed its filing position in the jurisdictions where it is subject to income tax. The Company had identified the United States (“U.S.”) as the jurisdiction in which it is subject to income tax. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As of September 30, 2021 and December 31, 2020, the Company has not recognized tax benefits or accruals for the potential payment or interest and penalties. The Company is subject to examination by U.S. federal authorities.

5.       LOSS PER SHARE

Basic loss per common share is calculated based on the weighted average number of common shares outstanding during each period presented.

The Company had no potential common stock instruments with a dilutive effect for any period presented and therefore basic and diluted loss per share are the same.

6.       DEPOSITS AND PREPAYMENTS

The amount represents a retainer fee paid in advance to the Company’s lawyer.

7.       DUE TO A STOCKHOLDER

The amount due is unsecured, interest-free and repayable on demand.

8.       COMMITMENTS AND CONTINGENCIES

The Company was delinquent in filing its U.S. Federal tax returns and information forms for numerous years. Although for all of such years the Company incurred losses and would not owe taxes except for minimum fees to Colorado, the failure to file may have resulted in interest and penalties imposed upon the Company which would have a material adverse effect upon the Company’s financial condition. In 2019, the Company filed past due U.S. income tax returns and information forms for 2011 through 2018 under the Delinquent International Information Return Submission Procedure (“DIIRSP”) program of the Internal Revenue Service, which provides abatement of potential penalties and interest that could have been assessed for those years. As a result, as of September 30, 2021, the Company does not foresee significant liabilities arising for these years. The Company’s income tax returns for all the lapsed years are subject to examination by the Internal Revenue Service from the date they were filed under the DIIRSP.

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

Our presentation in this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on management’s current projections or expectations with regard to the future operations of business. Such projections or expectations are expressed in good faith and believed to have a reasonable basis, but there can be no assurance that such projections or expectations will prove to be correct or accurate, and as a result of certain risks and uncertainties, actual results of operations may differ materially.

1       Revenue and Expenses

The Company has remained in an inactive and non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the three months and nine months ended September 30, 2021 and 2020.

Total expenses for the three months and nine months ended September 30, 2021 were US$9,440 and US$30,342 against US$11,948 and US$34,224 for the same period last year. Expenses represent professional fees and miscellaneous administrative expenses in these periods.

2        Net Loss

Net loss for the three months and nine months ended September 30, 2021 was US$9,440 and US$30,342 against a net loss of US$11,948 and US$34,224 for the same periods last year.

3      Cashflows, Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash inflows from the principal stockholder, which is unsecured and could be discontinued at any time.

4        Plan of Operation

The Company has maintained its status as a non-operating shell company since December 6, 2004. The Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in procuring such efforts.

5.       Going Concern

The Company has relied on the private financing from its principal shareholder and has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in its efforts.

These uncertainties may result in adverse effects on continuation of the Company as a going concern. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to currencies fluctuation or exchange risk as it has maintained its status as a non-operating shell company since December 6, 2004. The Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in its efforts.

ITEM 4	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-l5(e) and Rule 15d-15(e) under the Exchange Act, the management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at the end of the quarterly period, and based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2021.

(b)	Changes in Internal Controls

Pursuant to Rule 13a-l5(d) and Rule 15d-15(d) under the Exchange Act, the management has evaluated the Company’s internal control over financial reporting as of September 30, 2021 and concluded that there was no change that materially affects the internal control over financial reporting covered by this report.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	November 15 , 2021
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	November 15 , 2021
Kwan Sin Yee