Form 10-K
period 2021-12-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2022-05-02
CIK 1163612

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at March 31, 2022.

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

Pacific Vegas Global Strategies, Inc. (the “Company” or “PVGS”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990. Prior to the acquisition of Cyber Technology Group Holdings Ltd. (“CTGH”), the Company entered into and operated a business of development and sales of time and personal management products. The Company discontinued such business and became a non-operating public shell in 1994, and remains as a shell company with its only activities consisting of paying professional fees and accruing loan interest on notes payable and looking for a merger candidate.

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

Effective from March 2007 and until December 31, 2021, the Company had one (1) part-time employee, with no compensation, in the capacities as chief executive officer and chief financial officer.

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

As at December 31, 2021, there were 99,963,615 shares of PVGS common stock with no par value issued and outstanding, and there were approximately 1,150 beneficial holders of PVGS common stock.

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

The nature of the market for common stocks trading on the Pink Sheets is generally limited, sporadic and highly volatile, and the absence of an active market may have an effect upon the high and low prices as reported. The following information sets forth the high and low last sale prices per share of our common stock for the periods indicated as reported by the Pink Sheets:

QUARTER ENDED	HIGH		LOW

March 31, 2021	US$	0.0108	US$	0.0108
June 30, 2021	US$	0.0014	US$	0.0014
September 30, 2021	US$	0.003	US$	0.003
December 31, 2021	US$	0.0025	US$	0.0025

March 31, 2020	US$	0.003	US$	0.003
June 30, 2020	US$	0.007	US$	0.007
September 30, 2020	US$	0.0027	US$	0.0027
December 31, 2020	US$	0.0025	US$	0.0025

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

There were no previously authorized equity compensation plans carried forward upon the Company’s reorganization in January 2003, and there have been no equity compensation plans adopted and no equity securities issued for any equity compensation plans since the Company’s reorganization in January 2003. As at December 31, 2021, there were no outstanding equity compensation plans, options or warrants to be exercised and no equity securities to be issued for such purposes.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has remained in an inactive or non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the fiscal years ended December 31, 2021 and 2020.

Total expenses for the fiscal years ended December 31, 2021 and 2020 were US$57,424 and US$57,908, respectively. Expenses were for professional fees and miscellaneous administrative expenses in the two fiscal years.

7.2.2	Net Loss

Net loss for the fiscal years ended December 31, 2021 and 2020 was US$57,424 and US$57,908, respectively.

7.2.3	Liquidity and Capital Resources

As at December 31, 2021, the balance of cash for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash in-flow from the principal shareholder, which is unsecured and could be discontinued at any time.

7.3	OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-K, as at the end of the fiscal year 2021 and any interim periods in the current fiscal year.

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

The Company has been in an inactive or non-operating status since December 6, 2004, and currently remains as a shell company with its only activities of accruing minimal non-operating expenses. It is expected that the Company will remain in such status until a re-organization with a selected entity takes place, if ever.

As a part of our plan, we expect our next move to be a re-organization with a selected entity, for the Company to acquire sufficient capital funds and engage into a selected business. However, there can be no assurance as to when or whether the Company will be able to accomplish this plan.

7.5	ADDITIONAL CAUTIONARY STATEMENTS AND RISK FACTORS

7.5.1	Going Concern

The financial statements presented in this annual report have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, as at December 31, 2021, the Company had minimal assets of US$10,000, none of which were cash or cash equivalents to support its needs of cash payments for any current expenses which may be required for its continuation as a going concern.

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

The market for our stock is limited. Our common stock is currently traded on the Pink Sheets under the symbol “PVEG.PK”. On February 12, 2022, the last reported sale price of our common stock on the Pink Sheets was US$0.0073 per share. However, we consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.

Our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

Our common shares are subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stocks to persons other than established customers and “accredited investors”. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the salesperson working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

7.5.3	Due to shareholder

There were no related party transactions other than the private financing by loans to us from our principal shareholder, who is also the sole director of the Company, during the last two fiscal years ended December 31, 2021 and 2020. All private loans from the principal shareholder to the Company were unsecured, interest free and not subject to fixed term of repayment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents

Report of Independent Registered Public Accounting Firm

Financial Statements:

Statements of Operations and Comprehensive Loss

Balance Sheets

Statements of Cash Flows

Statements of Changes in Stockholders’ Deficits

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pacific Vegas Global Strategies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pacific Vegas Global Strategies, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regard these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MSPC

Certified Public Accountants and Advisors,

A Professional Corporation

We have served as the Company’s auditor since 2021.

New York, New York

April 15, 2022

Pacific Vegas Global Strategies, Inc.

Statements of Operations and Comprehensive Loss

		Year ended December 31,
	Note	2021	2020
		US$	US$
Revenue		-	-

Expenses
General and administrative expenses		(57,424)	(57,908)

Loss before income tax		(57,424)	(57,908)

Income tax expense	4	-	-

Net loss and total comprehensive loss		(57,424)	(57,908)

Loss per share of common stock:
Basic and diluted	5	(0.00)	(0.00)

Weighted average number of common stock outstanding		99,963,615	99,963,615

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

Balance Sheets

		As of December 31,
	Note	2021	2020
		US$	US$
Assets
Current assets
Deposits and prepayments	3	10,000	10,000

Total current assets		10,000	10,000

Total assets		10,000	10,000

Liabilities and stockholders’ deficit
Current liabilities
Due to a shareholder	6	877,033	820,159
Accrued expenses		17,250	16,700

Total current liabilities		894,283	836,859

Total liabilities		894,283	836,859

Commitments and contingencies	7	-	-

Stockholders’ deficit
Common stock, Authorized:
No par value, 500,000,000 shares of common stock as of December 31, 2021 and 2020
Issued and outstanding:
No par value, 99,963,615 shares of common stock as of December 31, 2021 and 2020		-	-
Additional paid-in capital		2,500,000	2,500,000
Accumulated deficit		(3,384,283)	(3,326,859)

Total stockholders’ deficit		(884,283)	(826,859)

Total liabilities and stockholders’ deficit		10,000	10,000

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

Statements of Changes in Stockholders’ Deficits

	Common stock		Additional
	Number of shares	Amount	paid-in capital	Accumulated deficit	Total
		US$	US$	US$	US$
As of January 1, 2020	99,963,615	-	2,500,000	(3,268,951)	(768,951)

Net loss	-	-	-	(57,908)	(57,908)

As of December 31, 2020	99,963,615	-	2,500,000	(3,326,859)	(826,859)

Net loss	-	-	-	(57,424)	(57,424)

As of December 31, 2021	99,963,615	-	2,500,000	(3,384,283)	(884,283)

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

Statements of Cash Flows

	Year ended December 31,
	2021	2020
	US$	US$
Cash flows used in operating activities
Net loss	(57,424)	(57,908)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in working capital:
Deposits and prepayments	-	2,500
Accrued expenses	550	(1,140)

Net cash used in operating activities	(56,874)	(56,548)

Cash flows from financing activities
Advances from a shareholder	56,874	56,548

Net cash from financing activities	56,874	56,548

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of year	-	-

Cash and cash equivalents at end of year	-	-

Supplemental Disclosure
Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

Pacific Vegas Global Strategies, Inc.

Notes to the Financial Statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Pacific Vegas Global Strategies, Inc. (the “Company” or “PVGS”), formerly known as Goaltimer International, Inc., was incorporated in Colorado on December 19, 1990.

Upon the expiry of an International Gaming License granted by the government of the Commonwealth of Dominica on December 6, 2004, the Board of Directors of the Company resolved to cease the then business due to significant losses incurred. After the full discontinuance of such business in 2005, the Company has been a shell company since December, 2004.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of accounting

These financial statements are presented in United States dollars (“US$” or “US dollars”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(b)	Preparation of financial statements

The Company had a negative working capital and a stockholders’ deficit of US$884,283 as of December 31, 2021. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern as the Company had total liabilities in excess of its total assets and has maintained no revenue-generating operations since December 6, 2004. In light of the situation, the Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in procuring any of such efforts.

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

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. Tax benefits of operating loss carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

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

At December 31, 2021 and 2020, the Company had not incurred a liability for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations.

The Company’s tax returns for the years 2018 through 2021 are subject to examination by the tax authorities.

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

ASC Topic 825, “Financial Instruments”, requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheets. The fair values of the financial instruments are not necessarily representative of the amount that could be realized or settled. The fair values of deposits and prepayments, due to shareholder and accrued expenses approximate their book values based on their near-term maturities.

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

At December 31, 2021 and 2020, the Company had an unused net operating loss carryforward of approximately US$612,655 and US$555,231, respectively, for income tax purposes. Of these losses, US$371,417 expire between 2028 to 2037, and US$241,238 have no expiration date. At December 31, 2021 and 2020, these net operating loss carryforwards may result in future income tax benefits of approximately US$153,164; and US$138,808, respectively, however, because realization is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
	US$	US$
Deferred tax liabilities	-	-
Deferred tax asset-
Net operating loss carryforward	153,164	138,808
Valuation allowance	(153,164)	(138,808)
Net deferred tax asset	-	-

Movement of valuation allowance:

	December 31,
	2021	2020
	US$	US$
At the beginning of the year	138,808	124,331
Current year addition	14,356	14,477
At the end of the year	153,164	138,808

A reconciliation of the income tax expense to the amount computed by applying the current statutory tax rate to the loss before income taxes in the consolidated statements of comprehensive loss is as follows:

	December 31,
	2021	2020
U.S. statutory income tax rate	21%	21%
State income tax rate	4.6	4.6
Valuation reduction	(0.6)	(0.6)
Change in valuation allowance of deferred tax assets	(25)	(25)
Net deferred tax asset	-%	-%

Pacific Vegas Global Strategies, Inc.

Notes to the Financial Statements

5.	LOSS PER SHARE

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

Based upon that evaluation, our management has concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

(b)	Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. Our management evaluated the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

10.1	DIRECTORS AND EXECUTIVE OFFICERS

Information about our directors and executive officers during the year ended and as of December 31, 2021 is set forth as follows:

Name	Age	Office (1)	Term Expires (2)
Kwan Sin Yee	69	Director, Chief Executive Officer and Chief Financial Officer (3)

(1)	The business address is Room 2, LG/F., Kai Wong Commercial Building, 222 Queen’s Road, Central, Hong Kong.

(2)	The term of office of each officer is at the discretion of the sole director.

(3)	Appointed to serve as Director, Chief Executive Officer and Chief Financial Officer effective from August 23, 2007.

Kwan Sin Yee, Director, Chief Executive Officer and Chief Financial Officer of the Company, was the second largest major shareholder prior to acquiring 36,500,000 shares from Raymond Chou. Ms. Kwan, being a well connected and low profile investor, took over the control of the Company after the acquisition with the intention to re-organize by merger or acquisition.

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

Due to the status that the Company has remained as a non-operating public shell since December 2004, the Company does not have a financial expert serving on the audit committee.

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

The following table, and its accompanying explanatory footnotes, presents the information of annual and long-term compensation, including all plan and non-plan compensation, whether in cash or non-cash, awarded to, earned by and/or paid to our chief executive officer and chief financial officer for her services rendered in all capacities to the Company for the last two fiscal years ended December 31, 2021 and 2020. Other than the compensation listed below, there has been no compensation from the Company, whether in cash or non-cash, by plan or non-plan, awarded to, earned by and/or paid to our executive officer.

Name and Principal Position	Fiscal Year	Basic Salary	Bonus	Options Granted	Other Compensation
		US$	US$	US$	US$
Kwan Sin Yee	2021	---	---	---	---
(Chief Executive Officer & Chief Financial Officer)	2020	---	---	---	---

11.2	SUMMARY OF OPTION GRANTS

There has been no grant of any stock options made to any executive officers or any employees of the Company since the Company’s reorganization with CTGH in January 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth the number of shares of our common stock owned beneficially as at December 31, 2021 by each person known by us to have owned beneficially more than five percent of such shares then outstanding, by each of our directors and officers and by all of our directors and officers as a group. This information gives effect to securities deemed outstanding pursuant to Rule 13d 3(d)(l) under the Securities Exchange Act of 1934, as amended. To the best knowledge of our management, no person owns beneficially more than five percent of the Company’s outstanding shares of common stock as at December 31, 2021 except as set forth below.

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

There were no related party transactions other than the private financing by loans to us from our principal shareholder, who is also the sole director of the Company, during the last two fiscal years ended December 31, 2021 and 2020. All private loans from the principal shareholder to the Company were unsecured, interest free and not subject to fixed terms of repayment.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees.

The aggregate fees billed for the fiscal year ended December 31, 2021 for professional services rendered by MSPC for the audit of the Company’s annual financial statements for the years ended December 31, 2021 and 2020 were US$15,750.

(2)  Audit-Related Fees. The Company did not pay any audit-related fees to MSPC for both fiscal years 2021 and 2020.

(3)  Tax Fees. The aggregate fees billed for the fiscal years ended December 31, 2021 and 2020 for professional tax compliance services rendered by MSPC were US$ 2,250 and US$ 2,250 for each year.

(4)  All Other Fees. MSPC did not provide any other services to the Company in either of the fiscal years 2021 and 2020.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

Date:	May 2, 2022	By:	/s/ KWAN SIN YEE
Kwan Sin Yee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer, Secretary and Director	May 2, 2022
Kwan Sin Yee

/s/ KWAN SIN YEE	Chief Financial Officer	May 2, 2022
Kwan Sin Yee