Form 10-Q
period 2022-03-31
PACIFIC VEGAS GLOBAL STRATEGIES INC
filed 2022-07-08
CIK 1163612

United States

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,963,615 shares of Common Stock with No Par Value, outstanding as at July 8, 2022.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Pacific Vegas Global Strategies, Inc.

Unaudited Condensed Statements of Operations

		Three months ended March 31,
	Note	2022	2021
		$	$
Revenue		-	-

Expenses
General and administrative expenses		(9,428)	(10,606)

Loss before income tax		(9,428)	(10,606)

Income tax expenses	4	-	-

Net loss		(9,428)	(10,606)

Loss per share of common stock:
Basic and diluted	5	(0.00)	(0.00)

Weighted average number of common stock outstanding – basic and diluted		99,963,615	99,963,615

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Unaudited Condensed Balance Sheets

		As of	As of
		March 31,	December 31,
	Note	2022	2021
		$	$
ASSETS

Current assets
Deposits and prepayments	6	7,500	10,000

Total current assets		7,500	10,000

Total assets		7,500	10,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Due to a stockholder	7	877,361	877,033
Accrued expenses		23,850	17,250

Total current liabilities		901,211	894,283

Total liabilities		901,211	894,283

Commitments and contingencies	8	-	-

Stockholders’ deficit
		-	-

Common stock, no par value, 500,000,000 shares authorized, 99,963,615 shares issued and outstanding		2,500,000	2,500,000
Accumulated deficit		(3,393,711)	(3,384,283)

Total stockholders’ deficit		(893,711)	(884,283)

Total liabilities and stockholders’ deficit		7,500	10,000

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Unaudited Condensed Statements of Cash Flows

	Three months ended March 31,
	2022	2021
	$	$
Cash flows used in operating activities
Net loss	(9,428)	(10,606)
Adjustment to reconcile net loss to net cash used in operating activities:

Changes in working capital:
Deposits and prepayments	2,500	2,500
Accrued expenses	6,600	7,050

Net cash used in operating activities	(328)	(1,056)

Cash flows provided by financing activities
Advances from a stockholder	328	1,056

Net cash provided by financing activities	328	1,056

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	-	-

The accompanying notes are an integral part of these condensed financial statements.

Pacific Vegas Global Strategies, Inc.

Notes to Unaudited Condensed Financial Statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

The accompanying unaudited condensed financial statements as of March 31, 2022 and for the three months then ended have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) considered necessary to make the financial statements not misleading. Information as of December 31, 2021 was derived from the audited financial statements of the Company for the year ended December 31, 2021.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results to be expected for the full year.

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

The Company had a negative working capital and a stockholders’ deficit of 893,711 as of March 31, 2022. The accompanying financial statements have been prepared in conformity with general accepted accounting principles, which contemplate continuation of the Company as a going concern. However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern as the Company had total liabilities in excess of its total assets and maintained no revenue-generating operations since December 6, 2004. In light of the situation, the Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in these efforts.

The principal shareholder of the Company, who is also the sole director of the Company, has undertaken to finance the Company for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart a revenue-generating operation and/or raise additional capital funds to support its continuation as a going concern. However, the principal stockholder retains the right to discontinue such financing at her own discretion in case the Company is unable to accomplish these goals in such period of time. It is uncertain as for how long or to what extent such a period of time would be “reasonable” in the discretion of the principal stockholder, and there can be no assurance that the financing from the principal shareholder will not be discontinued at any time.

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

Subject to the provision of ASC Topic 740, the Company has analyzed its filing position in the jurisdictions where it is subject to income tax. The Company has identified United States (“U.S.”) as the jurisdiction in which it is subject to income tax. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As of March 31, 2022 and December 31, 2021, the Company has not recognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s tax returns for the years 2018 through 2021 are subject to examination by U.S. federal authorities.

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

The Company was delinquent in filing its U.S. Federal tax returns and information forms for numerous years. Although for all of such years the Company incurred losses and would not owe taxes except for minimum fees to Colorado, the failure to file may have resulted in interest and penalties imposed upon the Company which would have a material adverse effect upon the Company’s financial condition. In 2019, the Company filed past due U.S. income tax returns and information forms for 2011 through 2018 under the Delinquent International Information Return Submission Procedures (“DIIRSP”) program of the Internal Revenue Service, which provides abatement of potential penalties and interest that could have been assessed for those years. As a result, as of March 31, 2022, the Company does not foresee significant liabilities arising for these years. The Company’s income tax returns for all the lapsed years are subject to examination by the Internal Revenue Service from the date they were filed under the DIIRSP.

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

The Company has remained in an inactive and non-operating status since December 6, 2004. There was no active business operated and no revenue earned by the Company for the three months ended March 31, 2022 and 2021.

Total expenses for the three months ended March 31, 2022 were US$9,428 against US$10,606 for the same period last year. Expenses represent professional fees and miscellaneous administrative expenses in these periods.

2	Net Loss

Net loss for the three months ended March 31, 2022 was US$9,428 against a net loss of US$10,606 for the same period last year.

3	Cashflows, Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, the balance of cash and cash equivalents for the Company was nil. The Company has currently retained no sources of liquidity other than the private financing by cash inflow from the principal stockholder, which is unsecured and could be discontinued at any time.

4	Plan of Operation

The Company has maintained its status as a non-operating shell company since December 6, 2004. The Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in such efforts.

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

(a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-l5(e) and Rule 15d-15(e) under the Exchange Act, the management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at the end of the quarterly period, and based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2022.

(b)	Changes in Internal Controls

Pursuant to Rule 13a-l5(d) and Rule 15d-15(d) under the Exchange Act, the management has evaluated the Company’s internal control over financial reporting as of March 31, 2022 and concluded that there was no change that materially affects the internal control over financial reporting covered by this report.

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

PACIFIC VEGAS GLOBAL STRATEGIES, INC.

Registrant

NAME	TITLE	DATE

/s/ KWAN SIN YEE	President, Chief Executive Officer,	July 8, 2022
Kwan Sin Yee	Secretary and Director

/s/ KWAN SIN YEE	Chief Financial Officer	July 8, 2022
Kwan Sin Yee